Form 10-Q
period 1994-06-30
BEVERLY HILLS MEDICAL OFFICE PARTNERS L P
filed 1994-08-15
CIK 811800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1994

                                                OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from          to


Commission file number:       0-16689


                  BEVERLY HILLS MEDICAL OFFICE PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)



         Delaware                                               95-4098476
(State or other jurisdiction of                             (I.R.S. Employer
 Incorporation or organization)                            identification No.)


3 World Financial Center, 29th Floor, New York, NY   		  10285
   (Address of principal executive offices)                    (Zip code)

                                 (212)526-3237
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No



                                 BALANCE SHEETS

                                                June 30,        December 31,
                                                   1994                1993
Assets

Property and equipment:
  Land                                    $   8,379,434       $   8,379,434
  Building and improvements                  40,831,786          40,978,362
                                             ----------          ----------
                                             49,211,220          49,357,796
Less accumulated depreciation                (9,843,211)         (9,264,246)
                                              ---------           ---------
                                             39,368,009          40,093,550
Restricted cash                                 288,543             292,849
Cash and cash equivalents                     1,324,792           1,078,390
Accounts receivable, net of allowance
  for doubtful accounts of $13,316 in 1993       29,528              21,480
Prepaid expenses, net of accumulated
  amortization of $110,663 in 1994 and
  $214,934 in 1993                              198,402             311,390
Other assets, net of accumulated
  amortization of $177,946 in 1994
  and $162,909 in 1993                          122,809             137,846
Deferred Rent Receivable                        415,401             383,290
                                             ----------          ----------
     Total Assets                         $  41,747,484      $   42,318,795
                                             ==========          ==========

Liabilities and Partners' Capital (Deficit)

Liabilities:
  Accounts payable and accrued expenses   $     167,962      $      150,097
  Due to affiliates                             306,016             267,253
  Security deposits payable                     169,680             170,301
  Secured note payable                       14,465,873          14,566,107
                                             ----------          ----------
      Total Liabilities                      15,109,531          15,153,758

Partners' Capital (Deficit):
  General Partner                              (206,331)           (206,331)
  Limited Partners                           26,844,284          27,371,368
                                             ----------          ----------
      Total Partners' Capital                26,637,953          27,165,037
                                             ----------          ----------
      Total Liabilities
      and Partners' Capital               $  41,747,484      $   42,318,795
                                             ==========          ==========



                            STATEMENTS OF OPERATIONS


                              Three months ended          Six months ended
                                   June 30,                    June 30,
                              1994         1993          1994          1993
Income

Rental                     $  947,806  $  1,071,344  $  1,940,356  $  2,177,191
Interest                       11,359        11,444        21,535        24,305
Other                           1,313         2,391         4,115         4,118
                              -------     ---------     ---------     ---------
  Total Income                960,478     1,085,179     1,966,006     2,205,614

Expenses

Property operating            478,429       489,723       910,137       943,079
Depreciation and amortization 430,752       426,016       899,004       846,180
Interest                      280,931       348,592       562,831       697,994
General and administrative     56,326       104,708       111,688       187,019
Bad debt                        5,406           150         9,430           150
                            ---------     ---------     ---------     ---------
   Total Expenses           1,251,844     1,369,189     2,493,090     2,674,422
                            ---------     ---------     ---------     ---------
   Net Loss                $ (291,366) $   (284,010) $   (527,084) $   (468,808)
                              =======       =======       =======       =======
Net Loss Allocated:

To the General Partner     $        0  $          0  $          0  $          0
To the Limited Partners      (291,366)     (284,010)     (527,084)     (468,808)
                              -------       -------       -------       -------
                           $ (291,366) $   (284,010) $   (527,084) $   (468,808)
                              =======       =======       =======       =======
Per limited partnership unit
(5,540,000 outstanding)    $     (.05) $       (.05) $       (.10) $       (.08)




                    STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                     For the six months ended June 30, 1994

                                          Limited      General           Total
                                         Partners'   Partner's        Partners'
                                          Capital      Deficit         Capital

Balance at December 31, 1993        $  27,371,368  $  (206,331)  $  27,165,037
Net loss                                 (527,084)           0        (527,084)
                                       ----------      -------      ----------
Balance at June 30, 1994            $  26,844,284  $  (206,331)  $  26,637,953
                                       ==========      =======      ==========




                            STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 1994 and 1993

                                                        1994            1993
Cash Flows from Operating Activities:

Net loss                                         $   (527,084)   $   (468,808)
Adjustments to reconcile net loss to net cash
provided by operating activities:
  Depreciation and amortization                       899,004         846,180
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
     Restricted cash - operating                        4,306         (18,412)
     Accounts receivable                               (8,048)          2,007
     Prepaid expenses                                  54,803          42,807
     Deferred rent receivable                         (32,111)       (113,422)
     Accounts payable and accrued expenses             17,865         (56,196)
     Due to affiliates                                 38,763          73,363
     Security deposits payable                           (621)          4,817
                                                      -------         -------
Net cash provided by operating activities             446,877         312,336

Cash Flows from Investing Activities:

   Additions - to real estate assets                 (100,241)       (347,872)
   Accounts payable - real estate assets                    0        (305,192)
   Restricted cash - reserves                               0         553,988
                                                      -------          ------
Net cash used for investing activities               (100,241)        (99,076)

Cash Flows from Financing Activities:

   Payments of principal on note payable             (100,234)        (68,507)
                                                      -------          ------
Net cash used for financing activities               (100,234)        (68,507)

Net increase in cash and cash equivalents             246,402         144,753

Cash and cash equivalents at beginning of period    1,078,390         209,304
                                                    ---------        --------
Cash and cash equivalents at end of period       $  1,324,792     $   354,057
                                                    =========        ========

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest         $    562,831     $   697,994




                       NOTES TO THE FINANCIAL STATEMENTS


The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1993 audited financial statements included in Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1994 and the results of operations, changes in partners' capital (deficit), and cash flows for the six months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1993, and no material contingencies exist which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
- - -------------------------------
At June 30, 1994, the Partnership had cash and cash equivalents of $1,324,792, compared with $1,078,390 at December 31, 1993. The increase is primarily attributable to cash flow provided by property operations, which exceeded capital expenditures and loan payments at the Property. The Partnership also had restricted cash of $288,543 at June 30, 1994. Such funds include real estate tax escrows and security deposits.

As of June 30, 1994, prepaid expenses decreased to $198,402 from $311,390 at year-end 1993. The $112,988 decrease is primarily the result of the continued amortization of the Partnership's insurance policies and leasing commissions, partially offset by additional leasing commissions.

In order to lease vacant space at the Property, the Partnership must pay leasing commissions and tenant improvement costs associated with new leases. The amount of such costs remains uncertain at this time and will depend upon the amount of space leased and the extent of required tenant improvements. The General Partner intends to fund such costs from net cash flow provided by property operations and Partnership cash reserves, to the extent possible. If necessary, the General Partner will seek additional borrowings.

During the second quarter, two leases totalling 3,415 square feet expired and three tenants occupying 6,066 square feet renewed their leases. In June 1994, the General Partner retained Ramsey-Shilling Co. in connection with the leasing of the property. Although Ramsey-Shilling will continue efforts to aggressively market the Property to area brokers and physicians, there can be no assurances made as to the success of these efforts given the current highly competitive market for medical office space in the area.

Results of Operations
- - ---------------------
For the three and six months ended June 30, 1994, Partnership operations resulted in net losses of $291,366 and $527,084, respectively. This compares with net losses of $284,010 and $468,808, for the respective periods in 1993. The increase in net loss for the 1994 periods is primarily attributable to lower rental income, partially offset by lower interest and general and administrative expenses.

Rental income for the three and six months ended June 30, 1994 totalled $947,806 and $1,940,356, respectively, compared to $1,071,344 and $2,177,191 for the corresponding periods in 1993. The decrease in rental income is primarily attributable to: i) a $187,621 decrease in base rent due to a decline in average occupancy from 72% at June 30, 1993 to 65% at June 30, 1994, and lower rental rates on lease renewals, ii) a decline in operating expense recovery income due to improved operating efficiency of the Property which has resulted in reduced amounts recoverable from certain tenants, and iii) lower percentage rent. Interest income for the three and six months ended June 30, 1994 totalled $11,359 and $21,535 respectively, as compared to $11,444 and $24,305 respectively, for the corresponding periods in 1993. The decrease in interest income is primarily attributable to the Partnership's maintenance of lower average cash balances earning less interest in 1994.

Property operating expenses for the three and six months ended June 30, 1994 totalled $478,429 and $910,137, respectively, compared to $489,723 and $943,079 for the corresponding periods in 1993. The decrease is primarily the result of reduced payroll, administrative and utility expenses. This decrease was slightly offset by increased repair and maintenance costs resulting from damage caused by the Northridge earthquake in January of 1994.

For the three and six months ended June 30, 1994, interest expense totalled $280,931 and $562,831, respectively, compared to $348,592 and $697,994 for the corresponding periods in 1993. The decrease is attributable to the lower interest rate on the Partnership's note payable which went into effect on October 1, 1993.

General and administrative expenses for the three and six months ended June 30, 1994 totalled $56,326 and $111,688, respectively, compared to $104,708 and $187,019, respectively, for the corresponding periods in 1993. The decrease represents the accrual of asset management fees in 1994 in the amount of $50,000 per annum, down from $115,000 per annum in 1993. The General Partner ultimately waived the fee increase of $65,000 in the fourth quarter of 1993. The Partnership also experienced a decrease in 1994 legal fees and other professional expenses as compared to the corresponding period in 1993.

Bad debt expense for the three and six month period ending June 30, 1994 totalled $5,406 and $9,430 respectively. This compares to bad debt expense of $150 for the three and six months ended June 30, 1993. This increase reflects a write-off of certain tenants' outstanding balances determined to be uncollectible.




                           PART II OTHER INFORMATION


Items 1-4   Not applicable.

Item 5      Other Information

            Effective May 20, 1994, American Express Company ("American Express") distributed to holders of record of American Express, shares of Lehman Brothers Holdings Inc. ("Lehman Brothers") common stock. As a result of this transaction, the Partnership's General Partner is no longer an affiliate of American Express. This change is not expected to have any impact on the Partnership.

Item 6      Exhibits and reports on Form 8-K.

            (a) Exhibits - None

            (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1994.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


			BEVERLY HILLS MEDICAL OFFICE PARTNERS, L.P.

			BY: 	MEDICAL OFFICE PROPERTIES INC.
				General Partner




Date: August 12, 1994   BY:     /s/ Ron Hiram
                                ---------------------
				Director, President and Chief Financial Officer