Form 10-Q
period 1994-09-30
BEVERLY HILLS MEDICAL OFFICE PARTNERS L P
filed 1994-11-14
CIK 811800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1994


OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number:       0-1668


                  BEVERLY HILLS MEDICAL OFFICE PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)




          Delaware                                                 95-4098476
(State or other jurisdiction of                                (I.R.S. Employer
 Incorporation or organization)                              identification No.)


3 World Financial Center, 29th Floor, New York, NY		     10285
(Address of principal executive offices)                           (Zip code)

                                 (212) 526-3237
              (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No


                                 Balance Sheets

                                             September 30,         December 31,
Assets                                               1994                 1993

Property and equipment:
  Land                                       $  8,379,434          $ 8,379,434
  Building and improvements                    40,930,661           40,978,362

                                               49,310,095           49,357,796
Less accumulated depreciation                 (10,259,133)          (9,264,246)

                                               39,050,962           40,093,550

Restricted cash                                   415,416              292,849
Cash and cash equivalents                       1,351,051            1,078,390

Accounts receivable, net of allowance for
doubtful accounts of $13,316 in 1993               78,073               21,480
Prepaid expenses, net of accumulated
amortization of $122,524 in 1994 and
$214,934 in 1993                                  210,727              311,390
Other assets, net of accumulated amortization
of $185,465 in 1994 and $162,909 in 1993          115,290              137,846
Deferred Rent Receivable                          451,463              383,290

  Total Assets                               $ 41,672,982          $42,318,795


Liabilities and Partners' Capital (Deficit)

Liabilities:
  Accounts payable and accrued expenses      $    375,076          $   150,097
  Due to affiliates                               328,187              267,253
  Security deposits payable                       178,698              170,301
  Secured note payable                         14,414,285           14,566,107

  Total Liabilities                            15,296,246           15,153,758

Partners' Capital (Deficit):
  General Partner                                (206,331)            (206,331)
  Limited Partners                             26,583,067           27,371,368

  Total Partners' Capital                      26,376,736           27,165,037

Total Liabilities and Partners' Capital       $41,672,982          $42,318,795


                            Statements of Operations

                               Three months ended         Nine months ended
                                  September 30,              September 30,
Income                         1994         1993          1994         1993

Rental                     $  969,617    $1,083,862   $2,909,973    $3,261,053
Interest                       13,071        10,575       34,606        34,880
Other                          18,834        10,680       22,949        14,798

  Total Income              1,001,522     1,105,117    2,967,528     3,310,731

Expenses

Property operating            487,141       484,057    1,397,278     1,427,136
Depreciation and amortization 435,301       433,400    1,334,305     1,279,580
Interest                      279,944       326,425      842,775     1,024,419
General and administrative     60,353        74,668      172,041       261,687
Bad debt                            -             -        9,430           150

  Total Expenses            1,262,739     1,318,550    3,755,829     3,992,972

  Net Loss                 $ (261,217)   $ (213,433)  $ (788,301)   $ (682,241)

Net Loss Allocated:

To the General Partner     $        -    $        -   $        -    $        -
To the Limited Partners      (261,217)     (213,433)    (788,301)     (682,241)

                           $ (261,217)   $ (213,433)  $ (788,301)   $ (682,241)


Per limited partnership unit
 (5,540,000 outstanding)        $(.05)        $(.04)       $(.14)        $(.12)


                    Statement of Partners' Capital (Deficit)
                  For the nine months ended September 30, 1994

                                    General        Limited           Total
                                  Partner's       Partners'       Partners'
                                    Deficit        Capital         Capital

Balance at December 31, 1993     $ (206,331)   $27,371,368     $27,165,037
Net loss                                  -       (788,301)       (788,301)

Balance at September 30, 1994    $ (206,331)   $26,583,067     $26,376,736



                            Statements of Cash Flows
             For the nine months ended September 30, 1994 and 1993

Cash Flows from Operating Activities:                    1994             1993

Net loss                                           $ (788,301)      $ (682,241)
Adjustments to reconcile net loss to net cash
provided by operating activities:
  Depreciation and amortization                     1,334,305        1,279,580
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Restricted cash - operating                      (122,567)         (72,504)
    Accounts receivable                               (56,593)          (7,862)
    Prepaid expenses                                   30,617         (100,224)
    Deferred rent receivable                          (68,173)        (178,305)
    Accounts payable and accrued expenses             163,266           (5,810)
    Due to affiliates                                  60,934           85,518
    Security deposits payable                           8,397            2,225

Net cash provided by operating activities             561,885          320,377

Cash Flows from Investing Activities:

   Additions - to real estate assets                 (199,115)        (710,874)
   Accounts payable - real estate assets               61,713         (241,868)
   Restricted cash - reserves                               -          761,001

Net cash used for investing activities               (137,402)        (191,741)

Cash Flows from Financing Activities:

   Payments of principal on note payable             (151,822)        (108,092)

Net cash used for financing activities               (151,822)        (108,092)

Net increase in cash and cash equivalents             272,661           20,544
Cash and cash equivalents at beginning of period    1,078,390          209,304

Cash and cash equivalents at end of period         $1,351,051       $  229,848

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest           $  842,775       $1,024,419

Supplemental Schedule of Non-Cash Investing Activity:

Write-off of fully depreciated tenant improvements $  246,816       $        -
                                                    =========        =========


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1993 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1994 and the results of operations, changes in partners' capital (deficit), and cash flows for the nine months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1993, and no material contingencies exist which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part I, Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations

Liquidity and Capital Resources

At September 30, 1994, the Partnership had cash and cash equivalents of $1,351,051, compared with $1,078,390 at December 31, 1993. The increase is primarily attributable to cash flow provided by property operations, which exceeded capital expenditures and loan payments at the Property. The Partnership also had restricted cash of $415,416 at September 30, 1994. Such funds include real estate tax escrows and security deposits.

As of September 30, 1994, prepaid expenses decreased to $210,727 from $311,390 at December 31, 1993. The $100,663 decrease is primarily the result of the continued amortization of the Partnership's insurance policies and leasing commissions, partially offset by leasing commission additions.

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

Two new five-year leases totalling 5,040 square feet were executed during the third quarter. As previously reported, the largest of these leases, totalling 4,106 square feet, represents the second largest lease at the Property. As a result, the Property was 68% occupied at September 30, 1994. Two tenants representing 5,058 square feet executed lease extensions during the quarter. Additionally, we completed one new lease, representing 459 square feet, and two lease renewals, totalling 2,481 square feet, subsequent to the end of the third quarter. The Partnership's leasing agent continues to aggressively market the Property to area brokers and physicians, however, there can be no assurances as to the success of these efforts given the current highly competitive market for medical office space in the area.

Results of Operations

For the three and nine months ended September 30, 1994, Partnership operations resulted in net losses of $261,217 and $788,301, respectively, compared to net losses of $213,433 and $682,241, for the respective periods in 1993. The increase in net loss for the 1994 periods is primarily attributable to lower rental income, partially offset by lower interest and general and administrative expenses.

Rental income for the three and nine months ended September 30, 1994 totalled $969,617 and $2,909,973, respectively, compared to $1,083,862 and $3,261,053 for the corresponding periods in 1993. The decrease in rental income is primarily attributable to a decrease in base rent due to a decline in average occupancy from 72.3% at September 30, 1993 to 67.8% at September 30, 1994, lower rental rates on lease renewals, and lower percentage rents.

Property operating expenses for the three and nine months ended September 30, 1994 totalled $487,141 and $1,397,278, respectively, compared to $484,057 and $1,427,136 for the corresponding periods in 1993. The decrease for the nine month period is primarily the due to reduced payroll, administrative and other professional expenses, partially offset by increased repair and maintenance costs resulting from a number of preventive maintenance projects.

For the three and nine months ended September 30, 1994, interest expense totalled $279,944 and $842,775, respectively, compared to $326,425 and $1,024,419 for the corresponding periods in 1993. The decrease is attributable to a decline in the interest rate on the Partnership's note payable from 9.5% to 7.75% effective October 1, 1993.

General and administrative expenses for the three and nine months ended September 30, 1994 totalled $60,353 and $172,041, respectively, compared to $74,668 and $261,687, respectively, for the corresponding periods in 1993. The decrease represents the accrual of asset management fees in 1994 in the amount of $50,000 per annum, down from $115,000 per annum in 1993. The General Partner ultimately waived the fee increase of $65,000 during the fourth quarter of 1993. The Partnership also experienced a decrease in legal fees, other professional and salary reimbursement expenses as compared to the corresponding period in 1993.

Bad debt expense for the nine month period ending September 30, 1994 totalled $9,430, compared to $150 for the nine months ended September 30, 1993 due to the write-off of uncollectible rents.



                           PART II OTHER INFORMATION


Items 1-5	Not applicable.

Item 6          Exhibits and reports on Form 8-K.

                (a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1994.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                BEVERLY HILLS MEDICAL OFFICE PARTNERS, L.P.

                          BY:   MEDICAL OFFICE PROPERTIES INC.
                                General Partner




Date: November 14, 1994 BY:     /s/ Ron Hiram
                                Director, President and Chief Financial Officer