Form 10-K
BEVERLY HILLS MEDICAL OFFICE PARTNERS L P
filed 1995-03-31
CIK 811800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x]     Annual Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (fee required)

For the fiscal year ended December 31, 1994

[ ]     Transition Report Pursuant to Section 13(d) of the Securities Exchange
Act of 1934 (fee required)

For the Transition period from       to       .

Commission file number:  33-12791



BEVERLY HILLS MEDICAL OFFICE PARTNERS, L.P.
Exact name of Registrant as specified in its charter


Delaware                                      95-4098476
State or other jurisdiction of incorporation  I.R.S. Employer Identification No.

3 World Financial Center, 29th Floor, New York, New York      10285
Address of principal executive offices                        zip code

Registrant's telephone number, including area code: (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


5,540,000 LIMITED PARTNERSHIP SECURITIES
Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   (x)

Aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable.

Documents Incorporated by Reference: Portions of Parts I, II and IV are incorporated by reference to the Registrant's Annual Report to Unitholders for the year ended December 31, 1994 filed as an exhibit under Item 14.

PART I

Item 1.  Business

(a)  General Development of Business

Beverly Hills Medical Office Partners, L.P., a Delaware limited partnership (the "Partnership," formerly Shearson Beverly Hills Medical Office Partners, L.P.) was formed March 16, 1987. The Partnership will continue until December 31, 2037 in accordance with the terms of its Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), unless terminated earlier pursuant thereto. The affairs of the Partnership are conducted by its general partner, Medical Office Properties Inc. (the "General Partner", formerly Shearson Lehman Commercial Properties Inc.), a Delaware corporation.

The Partnership was formed to acquire, upgrade, operate, and ultimately sell the Beverly Sunset Medical Building located in the Cities of West Hollywood and Los Angeles, Los Angeles County, California (the "Property"). The Partnership acquired the fee interest in the land and improvements constituting the Property on April 23, 1987 with funds from proceeds of $55,400,000 of a public offering ("Offering") of 5,540,000 Limited Partnership Securities ("Units").

The Partnership purchased the Property in 1987 with the intention of expanding the rentable area by 4,100 square feet and making cosmetic improvements to the entrance, lobby, and common areas to enhance the Property's value. Details regarding the renovation and expansion program are incorporated by reference to
Note 4 "Restricted Cash" of the Notes to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994 filed as an exhibit under Item 14.

(b)  Financial Information About Industry Segments

The Partnership's sole business is the ownership and operation of the Property. All of the Partnership's revenues, operating profits or losses and assets relate solely to such industry segment.

(c)  Narrative Description of Business

The Partnership's principal objectives are:

(i) to provide quarterly cash distributions, a portion of which is anticipated to be non-taxable due to depreciation deductions.

(ii) to preserve and protect capital.

(iii) to achieve long-term appreciation in the value of the Property for distribution upon sale.

There can be no assurance these objectives will be achieved.

Property Management

On November 1, 1992, the Partnership retained the Voit Management Company, L.P. ("Voit") as the new property manager and leasing agent for the Property. In addition, Voit retained Grubb and Ellis as exclusive leasing broker for the Property. On April 24, 1994, the Partnership terminated the exclusive leasing agreement with Grubb and Ellis and subsequently replaced them with Ramsey-Shilling Commercial Real Estate Services, Inc., a specialized health care consulting and real estate leasing firm.

Mortgage Financing

On August 13, 1988, the Partnership obtained a ten-year loan from American Savings Bank (the "Bank") secured by the Property in the amount of $15,000,000. On June 12, 1992, the Bank was declared insolvent and taken over by the Federal Deposit Insurance Corporation ("FDIC") as receiver. In late 1993, Colony NYRO Partners L.P. ("Colony") purchased the Loan during an FDIC loan auction sale. On December 14, 1994, Colony sold the loan to Fremont Investment & Loan ("Fremont"). The terms of the loan and details regarding Fremont's purchase of the loan are incorporated by reference to Note 7 "Note Payable" of the Notes to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994 filed as an exhibit under Item 14.

Employees

The Partnership has no employees. The business of the Partnership is managed by the General Partner. See Item 13, "Certain Relationships and Related Transactions."

Competition

The Property competes, to varying degrees, with approximately 21 buildings comprising roughly 1.4 million square feet of space on the west side of Los Angeles. According to a Ramsey-Shilling Commercial Real Estate Services, Inc. survey, vacant space in the competitive market increased from 178,964 square feet (11.25%) at December 31, 1993 to 215,845 square feet (13.57%) as of December 31, 1994. Although there was no new construction of competitive buildings in 1994, Cedars-Sinai Medical Center is expected to start construction on a major expansion project potentially adding four new buildings (700,000 square feet) over a 15-year period. Approximately 209,000 square feet of the 340,000 square foot first phase, scheduled to be completed in 1996, is currently intended to be medical office space directly competitive with the Property.

The distinction between "Class-A" and "Class-B" buildings in the Property's competitive market stems primarily from location and physical appearance. The Property's immediate market includes eight buildings located primarily in the Beverly Hills central business and retail district, known as the "Golden Triangle." The Property's location outside the "Golden Triangle" and distance from area hospitals, such as Cedars Sinai, have constrained the rental rates achievable at the Property relative to competitive Class-A buildings in the "Golden Triangle." Nine of the buildings which compete most directly with the Property are considered to be Class-A and contain approximately 744,000 square feet in aggregate. The other 12 buildings are considered Class-B space principally because of their location and parking facilities. These Class-B buildings total approximately 688,000 square feet of medical space.

Additional information regarding the Property and its competition is incorporated by reference to the section entitled Message to Investors on page 1 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994 filed as an exhibit under Item 14.


Item 2.  Properties

A detailed description of the Property, leases considered material to the Registrant's operations and competition relevant to the specific market in which the Property is located is incorporated by reference to the section entitled Message to Investors on page 1 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994 filed as an exhibit under Item 14.


Item 3.  Legal Proceedings

The Partnership is not a party to, nor is the Property the subject of, any material litigation.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Unitholders at a meeting or otherwise during the fourth quarter of the year for which this report is filed.


	PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

(a)  Market Price Information

There is no established trading market for the Units nor is there anticipated to be any in the future.

(b)  Holders

As of December 31, 1994, there were 4,270 Unitholders.

(c)  Distribution of Operating Cash Flow

The Partnership's initial policy was to distribute to Unitholders their allocable portion of Net Cash Flow from Operations (as defined in the Partnership Agreement incorporated herein by reference). Distributions of Net Cash Flow from Operations, if any, were paid on a quarterly basis to registered Unitholders on record dates established by the Partnership, which generally were the last day of each quarter. Since inception, Unitholders have received a total of $4.21 in cash distributions per original $10 Unit.

Beginning with the 1990 fourth quarter, cash distributions were suspended. The General Partner determined that it was necessary to replenish the Partnership's cash reserves to cover costs associated with, among other things, future asbestos abatement, sprinklering and leasing of the individual tenant suites. Further information is incorporated by reference to Note 4 "Real Estate Investments" on page 8 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994 filed as an exhibit under Item 14. It is currently intended that cash distributions may resume, absent any restrictions by current or future lenders, when the Property is generating sufficient cash flow to fund necessary expenses and an adequate reserve for capital costs has been established.


Item 6.  Selected Financial Data.

Incorporated by reference to the section entitled Financial Overview on page 3 of the Partnership's Annual Report to Unitholders for the year ended December 31, 1994 filed as an exhibit under Item 14.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1994, the Partnership had cash and cash equivalents of $1,250,842, compared with $1,078,390 at December 31, 1993. The increase is attributable to net cash flow provided by property operations in excess of real estate capital expenditures and principal payments on the note payable. The Partnership also maintains a restricted cash balance, which is comprised of security deposits and a real estate tax escrow. At December 31, 1994, the Partnership had restricted cash reserves of $289,853 compared with $292,849 at December 31, 1993.

All tenant improvements, asbestos abatement and sprinkler retrofit costs, as described in Note 4 "Real Estate Investments" of the Notes to Financial Statements, which is incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1994 filed as an exhibit under Item 14, will be funded from cash and cash equivalents and net cash flow provided by operations. Costs paid and capitalized with respect to the Renovation Program totalled $553,009 in 1993. In addition, in 1994, $93,159 was funded for sprinkler retrofit/asbestos abatement which the Partnership performed during the course of remodeling tenant suites in connection with new leasing and renewals. Approximately $127,000 was expended for tenant improvements during 1994. Tenant improvements were off-set by the write-off of fully amortized assets of $393,073.

As of December 31, 1994, deferred rent receivable increased to $490,304 from $383,290 at December 31, 1993. The $107,014 increase represents the deferred portion of rental revenues associated with rent concessions and scheduled increases in rental rates. Accounts payable and accrued expenses increased from $150,097 at December 31, 1993 to $215,024 at December 31, 1994. The
increase is primarily due to a larger amount of invoices related to building and tenant improvements outstanding at December 31, 1994 as compared to December 31, 1993.

On August 13, 1988, the Partnership obtained a ten-year loan (the "Loan") from the American Savings Bank (the "Bank") secured by the Property in the amount of $15,000,000. The Loan had an annual interest rate of 9.5% for the first five years with monthly payments of interest only through September 1990. Monthly payments of $127,750 of principal and interest were required through September 1993. Pursuant to the terms of the Loan, the interest rate was adjusted to a new fixed interest rate at 250 basis points over the Federal Home Loan Bank's New York District, Five Year Advance Rate, and combined monthly payments of principal and interest are now based on a 25-year amortization schedule until maturity in 1998. Effective October 1, 1993, the Loan interest rate was reset at an annual rate of 7.75%, and monthly payments of $110,511 of principal and interest are required through maturity.

On June 12, 1992, the Bank was declared insolvent and taken over by the FDIC as receiver. In late 1993, Colony purchased the Loan during an FDIC loan auction sale. On December 14, 1994, Colony sold the Loan to Fremont Investment & Loan. The Partnership is current with respect to debt service payments on the Loan.

During 1994, the General Partner executed three new leases totalling 5,499 square feet, including a five-year lease for 4,106 square feet, the second largest at the Property. The Partnership successfully renewed nine leases, representing 13,331 square feet (8% of the Property's leasable space) and signed a lease expansion for 605 square feet. Two tenants whose leases expired in 1994, representing 3,416 square feet, vacated the premises and there was one lease termination representing 460 square feet. As a result, the Property's lease level increased slightly to 68% at December 31, 1994, compared with 67% at December 31, 1993.

In order to lease vacant space at the Property, the Partnership must pay leasing commissions and tenant improvement costs associated with new leases. The amount of such costs remains uncertain at this time and will depend upon the amount of space leased and the extent of required tenant improvements. The General Partner intends to fund such costs from net cash flow from operations and Partnership cash reserves, to the extent possible. If necessary, the General Partner will seek additional borrowings.

Results of Operations

1994 Versus 1993
For the years ended December 31, 1994 and 1993, Partnership operations resulted in net losses of $976,417 and $816,874, respectively. The increase in net loss is primarily attributable to an 8% decline in rental income combined with a 2% increase in property operating expenses. This was partially offset by lower interest expense and general and administrative expenses.

Rental income for the years ended December 31, 1994 and 1993 totalled $3,913,869 and $4,230,772, respectively. The decrease in rental income is primarily attributable to lower average occupancy in 1994, compared to 1993, and lower rental rates on lease renewals. The General Partner was successful in its appeal of the Property's 1991 and 1992 real estate tax assessments, resulting in the refund of approximately $210,532 for the 1991 and 1992 tax years. Of this amount, approximately $113,672 was recognized in 1993 and $96,860 in 1994, as reported in other income.

For the years ended December 31, 1994 and 1993, property operating expenses totalled $1,923,409 and $1,893,625, respectively. The slight increase is primarily due to higher repair and maintenance expenses in 1994, reflecting a number of preventive maintenance projects. Additionally, contract services and insurance expense increased reflecting a union wage increase and an increase in the cost of earthquake insurance, respectively. These increases were offset by decreases in administrative, legal and advertising expenses and other professional fees.

Interest expense totaled $1,121,714 for the year ended December 31, 1994 compared with $1,307,267 in 1993. The decrease is attributable to a decline in the interest rate on the Partnership's note payable from 9.5% to 7.75% effective October 1, 1993, and a lower outstanding balance.

General and administrative expenses for the year ended December 31, 1994 totalled $232,357, representing a decrease of $46,772, or approximately 17% from $279,129 in 1993. The decrease is primarily the result of a decline in legal, accounting salaries and other professional fees. Other professional fees were higher in 1993 largely due to the property real estate tax appeal. In addition, the General Partner waived the scheduled increase for its 1994 asset management fee, as described in Item 13.

1993 Versus 1992
For the years ended December 31, 1993 and 1992, Partnership operations resulted in net losses of $816,874 and $1,146,613, respectively. The lower net loss in 1993 is primarily attributable to lower interest, bad debt and property operating expenses, and higher other income.

Rental income for the years ended December 31, 1993 and 1992 totalled $4,230,772 and $4,166,350, respectively. The slight increase in rental income is primarily attributable to an increase in CPI escalation charges.

Interest income for the year ended December 31, 1993 totalled $44,228 compared with $95,031 for the year ended December 31, 1992. The decrease is attributable to the Partnership's maintenance of lower cash balances at lower interest rates in 1993. As discussed above, the General Partner was successful in its appeal of the Property's 1991 and 1992 real estate tax assessments, resulting in the refund of approximately $210,532 for the 1991 and 1992 tax years. Of this amount, approximately $114,000 was received during the fourth quarter of 1993 and is included in other income.

For the years ended December 31, 1993 and 1992, property operating expenses totalled $1,893,625 and $2,000,298, respectively. The 5% decrease is primarily due to lower repair and maintenance expenses in 1993, reflecting cost reductions that the property manager has achieved at the Property. Voit performs all maintenance and routine plumbing, HVAC and electrical repairs in-house, whereas previously, these service s were contracted out to third parties. Also contributing to the decline were lower contract service, utility, and advertising expenditures.

Interest expense totaled $1,307,267 for the year ended December 31, 1993 compared with $1,403,098 in 1992. The decrease is attributable to the lower interest rate on the Loan which went into effect on October 1, 1993.

General and administrative expenses for the year ended December 31, 1993 totalled $279,129, representing an increase of $15,564, or approximately 6% from $263,565 in 1992. The increase resulted primarily from professional fees associated with the property real estate tax appeal. The General Partner absorbed all travel expenses related to the management of the Partnership and waived its scheduled increase in asset management fees for 1993 and 1992.

Bad debt expense for the years ended December 31, 1993 and 1992 totalled $13,466 and $100,943 respectively. The 1993 expense reflects the reserve for a tenant who prematurely vacated the Property. The majority of the 1992 balance reflects the write-off of a leasing commission receivable.

Inflation

Inflation had no material impact on the operations or financial condition of the Partnership for the three years ended December 31, 1994.


Item 8.  Financial Statements and Supplementary Data.

See Item 14a for a listing of the Financial Statements and Supplementary data filed in this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


PART III


Item 10.  Directors and Executive Officers of the Registrant

The Partnership has no Directors or Executive Officers. The affairs of the Partnership are conducted through the General Partner. Certain officers or directors of Medical Office Properties Inc. are now serving (or in the past have served ) as officers and directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which that real estate is located and consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure.

On July 31, 1993, Shearson Lehman Brothers, Inc. ("Shearson") sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to this sale, Shearson changed its name to Lehman Brothers Inc ("Lehman"). The transaction did not affect the ownership of the Partnership or the Partnership's General Partner. However, the assets acquired by Smith Barney included the name "Shearson." Consequently, the general partner's name was changed to Medical Office Properties Inc. and the Partnership's name was changed to Beverly Hills Medical Office Partners, L.P. to delete any references to "Shearson."

The following is a list of the officers and directors of the General Partner at December 31, 1994:

        Name                    Age     Office

        Rocco F. Andriola       36      Director, President and Chief Financial
                                        Officer
        Michael Marron          31      Vice President


Rocco F. Andriola is a Senior Vice President of Lehman Brothers in its Diversified Asset Group. Since joining Lehman Brothers in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From 1986-89, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman Brothers, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. degree from Fordham University, a J.D. degree from New York University School of Law, and an LL.M degree in Corporate Law from New York University's Graduate School of Law.

Michael Marron is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received a B.S. degree in accounting from the State University of New York at Albany in 1985 and is a Certified Public Accountant.


Item 11.  Executive Compensation

All of the Directors and Executive Officers of the General Partner are employees of Lehman. They do not receive any salaries or other compensation from the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) Security ownership of certain beneficial owners

At December 31, 1994, no investor held more than 5% of the outstanding Units.

(b) Security ownership of management

None of the Directors or Executive Officers of the General Partner owned any units of the Partnership as of December 31, 1994.

(c) Changes in control

None.


Item 13.  Certain Relationships and Related Transactions

The General Partner and certain affiliates may be reimbursed by the Partnership for certain costs as described in the Partnership Agreement which is incorporated herein by reference thereto. The General Partner is entitled to an annual asset management fee in the amount of $115,000 per year commencing in 1991 increasing from its previous level of $50,000. However, in 1991, the General Partner waived the fee increase and as of December 31, 1994 and 1993, the unpaid portion of the asset management fee aggregated $235,500 and $185,500, respectively.

The Shareholder Services Group provides partnership accounting and investor relations services for the Registrant. Prior to May 1993, these services were provided by an affiliate of the General Partner. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation. See Note 5 to the Financial Statements for amounts of such fees and reimbursements which were earned by affiliates for services during the past three years.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2).

Beverly Hills Medical Office Partners, L.P.
(a Delaware limited partnership)

Index to Financial Statements

                                                                Page
                                                                Number

	Independent Auditors' Report:
          KPMG Peat Marwick LLP                                 (1)

        Balance Sheets - At December 31, 1994 and 1993          (1)

	Statements of Operations
	For the years ended December 31, 1994, 1993 and 1992 	(1)

	Statements of Partners' Capital (Deficit)
	For the years ended December 31, 1994, 1993 and 1992 	(1)

	Statements of Cash Flows
	For the years ended December 31, 1994, 1993 and 1992 	(1)

        Notes to the Financial Statements                       (1)

        Independent Auditors' Report on Schedule III            F-1

        Schedule III - Real Estate and Accumulated Depreciation F-2

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

	(1)	Incorporated by reference to the Partnership's Annual Report to
Unitholders for the year ended December 31, 1994, which is filed as an exhibit under Item 14.

(3) See Exhibit Index contained herein.


(b) Reports on Form 8-K:

	No reports on Form 8-K were filed during the fourth quarter of 1994.


(c) Exhibits

Subject to Rule 12b-32 of the Securities Exchange Act of 1934 regarding incorporation by reference, listed below are the exhibits which are filed as part of this report. References to the Registration Statement are to the Registrant's Registration Statement on Form S-11 which was declared effective by the SEC on May 7, 1987.


3.0 Amended and Restated Agreement of Limited Partnership of the Registrant is hereby incorporated by reference to Exhibit 3.0 to Form 10-K for the year ended December 31, 1988.

4.1 Depository Receipt for Depository Units in the Registrant is hereby incorporated by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 1987.

10.1 Depository Agreement between the Registrant and Shearson Lehman Commercial Properties Depository III Inc., as Assignor Limited Partner is hereby incorporated by reference to Exhibit 10.3 to the Registration Statement.

10.2 Investor Services Agreement between Boston Safe Deposit and Trust Company and the Registrant is hereby incorporated by reference to Exhibit 10.2 to Form 10-K for the year ended December 31, 1987.

10.3 Accounting Service Agreement between Boston Safe Deposit and Trust Company and the Registrant is hereby incorporated by reference to Exhibit 10.2 to Form 10-K for the year ended December 31, 1987.

10.4 Note made by the Registrant in favor of American Savings Bank, FSB dated August 19, 1988 is hereby incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 31, 1988.

10.5 Deed of Trust, Assignment of Rents and Security Agreement between the Registrant and American Savings Bank, FSB dated August 19, 1988 is hereby incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 1988.

10.6 Indemnity Agreement between the Registrant and American Savings Bank, FSB dated August 19, 1988 is hereby incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended September 31, 1988.

10.7 Collateral Assignment of Lease and Rents between the Registrant and American Savings Bank, FSB dated August 19, 1988 is hereby incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended September 31, 1988.

10.8 Financing Statements between the Registrant and American Savings Bank, FSB dated August 19, 1988 is hereby incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended September 31, 1988.

10.9 Management Agreement between the Registrant and Voit Management Company, L.P. is hereby incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 1992.

13.0    Annual Report to the Unitholders for the year ended December 31, 1994.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                BEVERLY HILLS MEDICAL OFFICE PARTNERS, L.P.

                                BY:     Medical Office Properties Inc.

General Partner
Date:  March 30, 1995
                                BY:             /s/Rocco F. Andriola
                                                Rocco F. Andriola
                                                Director, President and
                                                Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



MEDICAL OFFICE PROPERTIES INC.

General Partner

Date:  March 30, 1995
                                BY:     /s/Rocco F. Andriola
                                        Rocco F. Andriola
                                        Director, President and
                                        Chief Financial Officer





Date:   March 30, 1995
                                BY:     /s/Michael T. Marron
                                        Michael T. Marron
                                        Vice President

INDEPENDENT AUDITORS' REPORT

The Partners
Beverly Hills Medical Office Partners, L.P.:

Under date of January 23, 1995 we reported on the balance sheets of Beverly HIlls Medical Office Partners, L.P. (a Delaware limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital (deficit) and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 annual report to unit holders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP

Boston, Massachusetts
January 23, 1995

BEVERLY HILLS MEDICAL OFFICE PARTNERS, L.P.
(A Delaware Limited Partnership)

Schedule III - Real Estate and Accumulated Depreciation

December 31, 1994


                                                          Cost Capitalized
                                                          Subsequent
                        Initial Cost to Partnership       To Acquisition
                  --------------------------------------  -----------------
                                           Buildings and  Buildings and
Description       Encumbrances  Land       Improvements   Improvements

Commercial
Property

Medical Office
Building
Los Angeles, CA   $14,361,692   $8,379,434 $32,803,390    $8,140,872








BEVERLY HILLS MEDICAL OFFICE PARTNERS, L.P.
(A Delaware Limited Partnership)

Schedule III - Real Estate and Accumulated Depreciation (cont.)

December 31, 1994

                Gross Amount at Which Carried at Close of Period
                ------------------------------------------------
                             Buildings and                        Accumulated
Description      Land        Improvements  Total(1)               Depreciation

Commercial
Property

Medical Office
Building
Los Angeles, CA  $ 8,379,434 $40,944,262   $49,323,696            $10,527,620

BEVERLY HILLS MEDICAL OFFICE PARTNERS, L.P.
(A Delaware Limited Partnership)

Schedule III - Real Estate and Accumulated Depreciation (cont.)

December 31, 1994


                                                        Life on which
                                                        Depreciation
                                                        in Latest
                        Date of         Date            Income Statements
Description             Construction    Acquired        is Computed

Commercial Property

Medical Office Building
Los Angeles, CA         1964            04/23/87        3 - 30 years


(1) The aggregate cost for Federal Income tax purposes is approximately $48,933,553.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1994, 1993 and 1992:

Real Estate investments:        1994            1993            1992

Beginning of year               $40,978,362     $40,205,485     $37,988,892
Additions                           358,973         772,877       2,216,593
Less Retirements                   (393,073)              -               -

End of year                     $40,944,262     $40,978,362     $40,205,485

Accumulated Depreciation:

Beginning of year               $ 9,264,246     $ 7,636,829     $ 6,070,978
Depreciation expense              1,656,447       1,627,417       1,565,851
Less Retirements                   (393,073)              -               -

End of year                     $10,527,620     $ 9,264,246     $ 7,636,829


-------------------------
Exhibit 13a
-------------------------

Beverly Hills Medical Office Partners, L.P.

1994 Annual Report to Unitholders

Beverly Hills Medical Office Partners, L.P., formerly Shearson Beverly Hills Medical Office Partners, L.P., was formed in 1987 for the purpose of purchasing, operating, refurbishing, and ultimately selling the Beverly Sunset Medical Building located at 9201 Sunset Boulevard in West Hollywood, California (the "Property"). The Partnership is managed by Medical Office Properties Inc. (the "General Partner"). The General Partner has retained Voit Management Company, L.P. as the property manager. Ramsey-Shilling Commercial Real Estate Services acts as leasing agent for the Property.

The Property, constructed in 1964, is a nine-story structure which occupies an approximate 1.86 acre site. The Property's parking structure straddles the border between the Cities of Los Angeles and West Hollywood, approximately one block east of the City of Beverly Hills. The Property, which contains 158,585 net rentable square feet of space, is leased primarily as a medical office building to sole or small-group medical practitioners. In addition, approximately 11% of the rentable square feet in the Property is retail space on the ground floor and contains a restaurant, pharmacy, real estate brokerage firm, and an overnight package delivery service. The parking facilities in the Property are leased to AMPCO Parking through September 30, 1999, pursuant to a lease agreement between AMPCO and the Partnership.


            Administrative Inquiries        Performance Inquiries/Form 10-Ks
            Address Changes/Transfers       The Shareholder Services Group
            Service Data Corporation        P.O. Box 1527
            2424 South 130th Circle         Boston, Massachusetts 02104-1527
            Omaha, Nebraska 68144           Attn:  Financial Communications
            (800) 223-3464                  (800) 223-3464


	   Contents

	1	Message to Investors
	3	Financial Overview
	4	Financial Statements
	7	Notes to Financial Statements
	10	Report of Independent Auditors


We are pleased to present the 1994 Annual Report for Beverly Hills Medical Office Partners, L.P. (the "Partnership"). This report includes (i) a discussion of the market conditions currently affecting the Property, (ii) an update on our marketing initiatives, leasing progress, property operations and capital requirements, (iii) selected financial highlights and (iv) audited financial statements for the year ended December 31, 1994.

Market Overview
The Los Angeles health care industry continued to consolidate in 1994, outpacing national trends. Spurred by the need to lower costs and reduce business risk, many sole practitioners and small medical groups, which traditionally have dominated the Beverly Hills medical community, continued to join health maintenance organizations ("HMOs") and managed care networks. This trend has required medical property owners to change leasing and marketing strategies to attract and retain tenants and has decreased the demand for space. However, a lack of new construction during the last several years has left the supply of medical office space relatively unchanged. As a result, the market for medical office space in Los Angeles remained stagnant in 1994.
Given the uncertain state of the health care industry and relatively depressed economic conditions in Los Angeles, leasing conditions are expected to remain highly competitive throughout 1995 with additional consolidations occurring.

Marketing Initiatives
Our focus during 1994 was on repositioning the Property to increase its appeal to the changing pool of prospective tenants, such as HMOs which typically occupy larger areas of space. As part of the repositioning, we replaced the Property's leasing broker in June of 1994 with Ramsey-Shilling Commercial Real Estate Services ("Ramsey-Shilling"), a company which specializes in leasing space to the health care industry. We believe that Ramsey-Shilling's expertise, focused approach and industry contacts will help the Partnership access the type of tenant which we desire to attract to the Property.

In addition to replacing the Property's previous leasing broker, we initiated an aggressive marketing campaign designed to raise awareness of the Property among prospective tenants. With the assistance of a public relations firm, we developed a direct mail and advertising campaign aimed at the area's medical industry and local leasing brokers. The campaign highlights the Property's image as a prestigious location with impressive views and superior amenities. In addition, we recently sponsored a reception to discuss current issues facing health care professionals which was attended by many of the area's medical practitioners and business executives.

Leasing Progress
As a result of these initiatives, there has been an increase in the number of prospective tenants touring the building. We executed three new leases totalling 5,499 square feet in 1994, including a five-year lease for 4,106 square feet, the second largest at the Property. Furthermore, we successfully renewed nine leases, representing 13,331 square feet or 8% of the Property's leasable space, and signed a lease expansion for 605 square feet. Two tenants vacated the premises, representing 3,416 square feet, and there was one lease termination representing 460 square feet. As a result, the Property's lease level increased slightly to 68% at year-end 1994, compared with 67% at year-end 1993. Seven leases representing 11,480 square feet are scheduled to expire in 1995. While we will endeavor to renew such leases, there can be no assurance of renewal given the highly competitive market conditions and uncertain nature of the health care industry.


Property Operations
In 1993, we began retrofitting the Property's HVAC distribution system in order to improve operating efficiency and lower utility costs. Four of the nine floors have been completed to date. The implementation of the retrofit has resulted in increased tenant comfort and contributed to a 9% reduction in electrical costs in 1994.

We also successfully appealed the Property's 1991 and 1992 real estate tax assessments. These appeals resulted in a partial refund of approximately $210,532 for those tax years. We are currently appealing the 1993 and 1994 real estate tax assessments.

Capital Requirements
The Property continues to generate positive cash flow from operations after debt service and administrative costs. We are retaining net cash flow to replenish the Partnership's cash reserves. These reserves have been used to fund the Property's leasing and marketing initiatives, and certain capital improvements. As part of the Property's repositioning, we plan to make several property improvements during 1995, including an expansion of the Property's lobby to allow easier access from the parking garage and to meet requirements under the Americans with Disabilities Act. We also plan to re-clad the Property's exterior to enhance its overall appearance and continue the HVAC retrofit described above. These projects are expected to be completed in 1995 and will be funded from cash reserves. Additionally, the Partnership may need to make allowances for significant tenant improvements given the prevailing highly competitive leasing conditions. Should substantial additional leasing activity occur, we will need to approach the Property's lender to either restructure the existing loan or borrow additional monies to be able to fund tenant improvement costs.

Outlook
We believe that the leasing and marketing initiatives implemented over the past year have helped redefine the Property within its market as an attractive location for larger health-related companies such as HMOs. These efforts, in conjunction with our cost-cutting measures, should enable the Property to better compete in a competitive medical leasing environment. During 1995, we will continue to focus on our leasing and marketing initiatives, and will also pursue renewals of leases scheduled to expire during the year. However, the Los Angeles market remains sluggish, and we anticipate that leasing space at the Property will continue to be difficult. We will keep you apprised of our progress in future reports.

Very truly yours,

Medical Office Properties Inc.
The General Partner


/s/Rocco F. Andriola


Rocco F. Andriola
President

March 30, 1995

Selected Financial Highlights
(dollars in thousands except per Unit data)

	For the Years Ended December 31,
                                1994    1993    1992    1991    1990

Rental Income                   $3,914  $4,231  $4,166  $4,449  $4,634
Interest Income                     55      44      95     306     483
Total Income                     4,088   4,398   4,278   4,769   5,156
Property Operating Expenses	(1,923)	(1,894)	(2,000)	(2,172)	(2,033)
Depreciation and Amortization	(1,778)	(1,721)	(1,657)	(1,435)	(1,428)
General and Administrative
Expenses                          (232)   (279)   (264)   (250)   (326)
Net Loss                          (976)   (817) (1,147)   (600)   (135)
Net Loss per Unit
(5,540,000 outstanding)           (.18)   (.15)   (.21)   (.11)   (.02)
Cash Distributions per Unit          -       -       -       -     .24
Mortgage Notes Payable          14,362  14,566  14,723  14,852  15,000
Total Assets                    41,297  42,319  43,648  44,752  45,433



For more detailed information concerning financial results, please see the Partnership's audited Financial Statements and Notes to Financial Statements on pages 4 - 9 of this report.


- Rental income decreased largely due to lower average occupancy during 1994 at the Property and lower rental rates on new and renewal leases.

- Interest income increased primarily due to higher average cash balances in 1994, compared to 1993.

- Property operating expenses have levelled off, with a slight increase in 1994, following the significant reductions achieved in 1993 and 1992. The increase in 1994 resulted from higher repairs and maintenance expenses and increased contract services costs reflecting a union wage increase.

- General and administrative expenses decreased in 1994 primarily as a result of lower legal fees, accounting salaries and other professional expenses.

Balance Sheets
December 31, 1994 and 1993

Assets                                  1994            1993

Property and equipment:
        Land                            $ 8,379,434     $ 8,379,434
        Building and improvements        40,944,262      40,978,362

                                         49,323,696      49,357,796
Less-accumulated depreciation           (10,527,620)     (9,264,246)

                                         38,796,076      40,093,550

Restricted cash                             289,853         292,849
Cash and cash equivalents                 1,250,842       1,078,390

Accounts receivable,
net of allowance for doubtful
accounts of $13,316 in 1993                  40,580          21,480
Prepaid expenses, net of
accumulated amortization of
$139,590 in 1994 and $214,934
in 1993                                     321,156         311,390
Other assets, net of
accumulated amortization of
$192,984 in 1994 and $162,909
in 1993                                     107,771         137,846
Deferred Rent Receivable                    490,304         383,290

                Total Assets            $41,296,582     $42,318,795


Liabilities and Partners' Capital (Deficit)

Liabilities:
        Accounts payable and
        accrued expenses                $   215,024     $   150,097
        Due to affiliates                   351,446         267,253
        Security deposits payable           179,800         170,301
        Secured note payable             14,361,692      14,566,107

                Total Liabilities        15,107,962      15,153,758

Partners' Capital (Deficit):
        General Partner                    (206,331)       (206,331)
        Limited Partners
        (5,540,000 units
        outstanding)                     26,394,951      27,371,368

           Total Partners' Capital       26,188,620      27,165,037

           Total Liabilities and
           Partners' Capital            $41,296,582     $42,318,795

See accompanying notes to financial statements.

Statements of Partners' Capital (Deficit)
For the years ended December 31, 1994, 1993 and 1992

                                General         Limited         Total
                                Partner's       Partners'       Partners'

Balance at December 31, 1991    $(206,331)      $29,334,855     $29,128,524
Net loss                                -        (1,146,613)     (1,146,613)

Balance at December 31, 1992     (206,331)       28,188,242      27,981,911
Net loss                                -          (816,874)       (816,874)

Balance at December 31, 1993     (206,331)       27,371,368      27,165,037
Net loss                                -          (976,417)       (976,417)

Balance at December 31, 1994    $(206,331)      $26,394,951     $26,188,620


Statements of Operations
For the years ended December 31, 1994, 1993 and 1992

Income                          1994            1993            1992

Rental                          $ 3,913,869     $ 4,230,772     $ 4,166,350
Interest                             55,477          44,228          95,031
Other                               118,959         122,769          16,589

        Total Income              4,088,305       4,397,769       4,277,970

Expenses

Property operating                1,923,409       1,893,625       2,000,298
Depreciation and amortization     1,777,812       1,721,156       1,656,679
Interest                          1,121,714       1,307,267       1,403,098
General and administrative          232,357         279,129         263,565
Bad debt                              9,430          13,466         100,943

        Total Expenses            5,064,722       5,214,643       5,424,583

                Net Loss        $  (976,417)    $  (816,874)    $(1,146,613)

Net Loss Allocated:

To the General Partner          $         -     $         -     $         -
To the Limited Partners            (976,417)       (816,874)     (1,146,613)

                                $  (976,417)    $  (816,874)    $(1,146,613)

Per limited partnership unit
        (5,540,000 outstanding) $     (0.18)    $     (0.15)    $     (0.21)

See accompanying notes to financial statements.

Statements of Cash Flows
For the years ended December 31, 1994, 1993 and 1992

Cash Flows from Operating Activities:
                                1994            1993            1992

Net loss                        $  (976,417)    $  (816,874)    $(1,146,613)
Adjustments to reconcile
net loss to net cash
provided by operating
activities:
 Depreciation and amortization    1,777,812       1,721,156       1,656,679
 Provision for losses on rent
 receivable                               -          13,316         (14,528)
 Increase (decrease) in
 cash arising from changes
 in operating assets and
 liabilities:
        Restricted cash               2,996          60,981          23,369
        Accounts receivable         (19,100)         27,982         147,151
        Prepaid expenses           (101,056)        (82,095)       (130,446)
        Deferred rent
        receivable                 (107,014)       (160,895)       (222,395)
        Accounts payable and
        accrued expenses              9,051        (392,683)        (50,548)
        Due to affiliates            84,193          50,168          26,150
        Security deposits
        payable                       9,499         (12,689)         15,936
        Accrued interest
        payable                           -               -        (118,012)

Net cash provided by operating
activities                          679,964         408,367         186,743

Cash Flows from
Investing Activities:

 Additions - to real estate
 assets                            (358,973)       (772,877)     (2,216,593)
 Accounts payable - real
 estate assets                       55,876               -         297,956
 Restricted cash -
 reserves                                 -       1,390,372       1,634,153

Net cash provided by
(used for) investing activities    (303,097)        617,495        (284,484)

Cash Flows from
Financing Activities:

 Payments of principal on
 note payable                      (204,415)       (156,776)       (129,104)

Net cash used for
financing activities               (204,415)       (156,776)       (129,104)

Net increase (decrease) in
cash and cash equivalents           172,452         869,086        (226,845)
Cash and cash equivalents
at beginning of period            1,078,390         209,304         436,149

Cash and cash equivalents
at end of period                $ 1,250,842     $ 1,078,390     $   209,304

Supplemental Disclosure
of Cash Flow Information:

Cash paid during the
period for interest             $ 1,121,714     $ 1,307,267     $ 1,521,110

Supplemental Schedule of
Non-Cash Investing Activity:

Write-off of fully
depreciated real estate assets  $   393,073     $         -     $         -

See accompanying notes to financial statements.

Notes to the Financial Statements
December 31, 1994, 1993 and 1992

1. Organization
Beverly Hills Medical Office Partners, L.P., formerly Shearson Beverly Hills Medical Office Partners, L.P., a limited partnership (the "Partnership") was organized on March 16, 1987 under the laws of the State of Delaware for the purpose of acquiring, upgrading, operating and ultimately disposing of the Beverly Sunset Medical Building (the "Property"). The General Partner is Medical Office Properties Inc., formerly Shearson Lehman Commercial Properties Inc., a Delaware Corporation affiliated with Lehman Brothers Inc. who manages the business affairs and operations of the Partnership. The Partnership will terminate on December 31, 2037, or sooner, in accordance with the terms of the Partnership Agreement.

On July 31, 1993, Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson Lehman Brothers Inc. changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the general partner. However, the assets acquired by Smith Barney included the name "Shearson." Consequently, effective October 29, 1993, Shearson Lehman Commercial Properties Inc. changed its name to Medical Office Properties Inc. and effective December 31, 1993, the Partnership changed its name to Beverly Hills Medical Office Partners, L.P. to delete any reference to "Shearson."

2. Significant Accounting Policies

Loan Costs.  Loan costs are being amortized over the term of the related loan.

Leasing Commissions. Leasing commissions are amortized over the terms of the respective leases.

Deferred Rent Receivable. Deferred rent receivable consists of rental income which is recognized on a straight-line basis over the non-cancellable portion of the leases which will not be received until later periods as a result of rental concessions.

Property and Equipment. Property and equipment are stated at cost. Depreciation is computed using the straight-line method based upon estimated useful lives of thirty years for the building and ten years for personal property. Tenant improvements are depreciated over the respective lives of the leases using the straight-line method.

Acquisition fees and expenses have been added to the basis of the Property and are depreciated over the lives of the building and personal property.

Income Taxes. No provision for income taxes has been made in the financial statements since income, losses and tax credits are passed through to the individual partners.

Cash Equivalents. Cash equivalents consist of short-term highly liquid investments which have maturities of three months or less from the date of purchase.

Restricted Cash. Restricted cash includes security deposits and the real estate tax escrow.

3. Partnership Allocations
Net income will generally be allocated based on the amounts of cash distributions to each Unitholder and the General Partner. Net losses will be allocated 99% to the Unitholders and 1% to the General Partner. However, if either the Unitholders or the General Partner have a capital deficit, the entire loss will be allocated to the Partners with positive capital.

Under the terms of the Partnership Agreement, Partnership Net Cash Flow from Operations, as defined, will be distributed 99% to the Unitholders and 1% to the General Partner until such time as the Unitholders receive a cumulative preferred return of 12% per annum on their Unrecovered Capital, as defined. Thereafter, Partnership Net Cash Flow from Operations, as defined, will be distributed 85% to the Unitholders and 15% to the General Partner.

4. Real Estate Investments. The Beverly Sunset Medical Building, which contains 158,585 net rentable square feet of space, was acquired in 1987. The Property is located at 9201 Sunset Boulevard in the city of West Hollywood. The Property was approximately 68% and 67% leased at December 31, 1994 and December 31, 1993, respectively.

Reserve for Improvements. Approximately 2.9% of the proceeds from the initial offering of Limited Partnership units, $1,600,000 was allocated to fund the renovation and expansion program (the "Renovation Program") of the Property. The Renovation Program included expanding the rentable area by 4,100 square feet and making cosmetic improvements to the entrance, lobby, and common areas to enhance the Property's value. The Renovation Program, which was completed in 1992, was expanded to include interior and retail signage, a roof, a cooling tower, boilers, compliance with ADA requirements, and a fire/life safety retrofit in accordance with the Ordinance (as defined below).

In January 1989, the City of West Hollywood adopted Ordinance No. 214 (the "Ordinance") which required the installation of sprinklers and other life-safety equipment in all existing high-rise buildings by January 1992. On April 20, 1992, the City of West Hollywood extended the deadline for completing the sprinkler retrofit of tenant areas to February 3, 1997. The General Partner retained a building code consultant to analyze the fire/life safety requirements applicable to the Property and develop a plan to complete the sprinkler retrofit of the tenant suites. The fire/life safety retrofit of the Property's public areas and approximately 32% of the tenant areas have been completed. The remaining retrofit will be performed during the course of remodeling tenant suites in connection with new leasing and renewals.

The Property also contains asbestos-containing materials ("ACM") in certain areas including the fireproofing material that covers the steel structure of the building. Although the ACM has been determined to be non-hazardous in its current condition, the Partnership is required to abate such ACM to the extent that any ACM is at risk of being disturbed in the process of renovating the public areas and installing sprinklers or in the remodeling of tenant suites. The General Partner has retained an environmental consultant to provide project management, air quality monitoring and project closeout documentation in connection with the ACM abatement. The Partnership has no legal obligation to implement a full abatement of the entire building at present. The presence of ACM may or may not impact the future value of the Property.

All tenant improvements, asbestos abatements and sprinkler retrofit costs will be funded from cash and cash equivalents and cash flow provided by operations. Costs paid and capitalized with respect to the Renovation Program totalled $553,009 in 1993. In addition, in 1994, $93,159 was funded for sprinkler retrofit/asbestos abatement which the Partnership performed during the course of remodeling tenant suites in connection with new leasing and renewals. Approximately, $127,000 was expended for tenant improvements during 1994. Tenant improvements were off-set by the write-off of fully amortized assets of $393,073.

5. Transactions With Related Parties

Annual Asset Management Fee. The General Partner is entitled to an annual asset management fee in the amount of $115,000 per year commencing in 1991 increasing from its previous level of $50,000. However, in 1991 the General Partner waived the fee increase and as of December 31, 1994 and 1993, the unpaid portion of the asset management fee aggregated $235,500 and $185,500, respectively. The General Partner has paid for all travel expenses related to the management of the Partnership over the last several years until April 1, 1994, when the Partnership began paying its own travel expenses.

General Partner Distribution. Cash distributions, totalling $51,553, declared in prior years payable to the General Partner remain unpaid as of December 31, 1994.

Administrative Services. Under the terms of the Partnership Agreement, the Partnership reimburses the General Partner, at cost, for the performance of certain administrative services provided by a third party. For the years ended December 31, 1994, 1993, and 1992, costs of such services were $66,628, $84,718 and $95,679, respectively. At December 31, 1994 and 1993, $64,393 and $30,200
were due to the General Partner for reimbursement for the performance of these services.

Cash reflected on the Partnership's balance sheet at December 31, 1994 was on deposit with an affiliate of the General Partner. Cash reflected on the Partnership's balance sheet at December 31, 1993 was on deposit with an unaffiliated party.

6. Tenant Leases
Substantially all the office spaces are leased for periods of one to ten years. The parking facilities in the Property are leased through September 30, 1999. The Partnership accounts for all leases as operating leases.

The approximate annual rental income from existing noncancellable operating leases as of December 31, 1994 is as follows:

        1995           $ 3,686,101
        1996             3,343,672
        1997             2,678,598
        1998             2,229,745
        1999             1,522,680
        Thereafter       1,634,292

                       $15,095,088


7. Note Payable
On August 13, 1988, the Partnership obtained a ten-year loan (the "Loan") from American Savings Bank (the "Bank") secured by the property in the amount of $15,000,000. The Loan had an annual interest rate of 9.5% for the first five years with monthly payments of interest only through September 1990. Monthly payments of $127,750 of principal and interest were required through September 1993. Thereafter, the Loan was adjusted to a new fixed rate at 250 basis points over the Federal Home Loan Bank's New York District, Five Year Advance Rate, and combined monthly payments of principal and interest are based on a 25-year amortization schedule until maturity in 1998. Effective October 1, 1993, the Loan interest rate was reset to an annual rate of 7.75% and monthly payments of principal and interest are $110,511.

On June 12, 1992, the Bank was declared insolvent and placed in the hands of the Federal Deposit Insurance Corporation ("FDIC") as receiver. In late 1993, Colony NYRO Partners, L.P. ("Colony") purchased the Loan during an FDIC loan auction sale. Subsequently, in December, 1994, Colony sold the Loan to Fremont Investment & Loan. Although the Loan provides for maintenance of a real estate tax escrow account with the lender, no amounts have been deposited with the current lender. However, the Partnership has established its own escrow account, and has remitted all real estate taxes for the period ended December 31, 1994 directly to the taxing authority. Additionally, the Partnership has set aside additional amounts into a Partnership reserve account for future real estate taxes that will become due.

Future estimated minimum principal payments on the Loan are as follows:

        1995            $   220,832
        1996                238,568
        1997                257,728
        1998             13,644,564

                        $14,361,692


8. Reconciliation of Net Loss to Tax Loss
The loss reported in the financial statements for the year ended December 31, 1994 exceeded the tax loss by $320,995. Net loss exceeded tax loss reported in the financial statements for the years ended December 31, 1993 and 1992 by $155,369 and $248,697, respectively. These differences result primarily from interest on the note payable that was capitalized for federal income tax purposes in 1992 and from the use of different depreciation lives and methods for tax purposes than those used for book income purposes. In addition, rental income is recognized when received or receivable for tax purposes and on a straight-line basis for financial statement purposes.

The partners' capital account balance on a federal income tax basis totalled $27,557,786, $28,213,208 and $28,824,713 in 1994, 1993 and 1992, respectively.

Independent Auditors' Report

The Partners
Beverly Hills Medical Office Partners, L.P.:

We have audited the accompanying balance sheets of Beverly Hills Medical Office Partners, L.P. (a Delaware limited partnership) as of December 31, 1994 and 1993, and the related statement of operations, partners' capital (deficit), and cash flows for each of the years in the three-year period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beverly Hills Medical Office Partners, L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles.

KPMG PEAT MARWICK LLP

Boston, Massachusetts
January 23, 1995