Form 10-Q
period 1995-03-31
BEVERLY HILLS MEDICAL OFFICE PARTNERS L P
filed 1995-05-12
CIK 811800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1995


OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number:       0-1668


                  BEVERLY HILLS MEDICAL OFFICE PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)




         Delaware                                        95-4098476
   --------------------                                --------------
(State or other jurisdiction of                       (I.R.S. Employer
 Incorporation or organization)                      identification No.)


3 World Financial Center, 29th Floor, New York, NY                   10285
- - - - - - --------------------------------------------------                  ------
(Address of principal executive offices)                          (Zip code)

                                 (212) 526-3237
                                 --------------
              (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No


                                 --------------
                                 Balance Sheets
                                 --------------

                                                 March 31,         December 31,
Assets                                               1995                 1994

Property and equipment:
  Land                                        $ 8,379,434          $ 8,379,434
  Building and improvements                    41,260,171           40,944,262
                                               ----------           ----------
                                               49,639,605           49,323,696
Less accumulated depreciation                 (10,959,111)         (10,527,620)
                                               ----------           ----------
                                               38,680,494           38,796,076
                                               ----------           ----------
Restricted cash                                   539,620              289,853
Cash and cash equivalents                       1,119,086            1,250,842
Accounts receivable                                41,571               40,580
Prepaid expenses, net of accumulated
  amortization of $156,681 in 1995 and
  $139,590 in 1994                                281,851              321,156
Other assets, net of accumulated
  amortization of $200,503 in 1995 and
  $192,984 in 1994                                100,252              107,771
Deferred rent receivable                          478,515              490,304
                                               ----------           ----------
  Total Assets                                $41,241,389          $41,296,582
                                               ==========           ==========

Liabilities and Partners' Capital (Deficit)

Liabilities:
  Accounts payable and accrued expenses       $   422,772          $   215,024
  Due to affiliates                               338,035              351,446
  Security deposits payable                       182,257              179,800
  Secured note payable                         14,308,073           14,361,692
                                               ----------           ----------
  Total Liabilities                            15,251,137           15,107,962
                                               ----------           ----------
Partners' Capital (Deficit):
  General Partner                                (206,331)            (206,331)
  Limited Partners                             26,196,583           26,394,951
                                               ----------           ----------
  Total Partners' Capital                      25,990,252           26,188,620
                                               ----------           ----------
  Total Liabilities and Partners' Capital     $41,241,389          $41,296,582
                                               ==========           ==========
See accompanying notes to the financial statements.


                            ------------------------
                            Statements of Operations
               For the three months ended March 31, 1995 and 1994
                            ------------------------

Income                                                     1995           1994
- - - - - - ------------                                          ---------      ---------
Rental                                               $  979,301     $  992,550
Interest                                                 24,552         10,176
Other                                                        --          2,802
                                                      ---------      ---------
  Total Income                                        1,003,853      1,005,528
                                                      ---------      ---------

Expenses
- - - - - - ------------
Depreciation and amortization                           456,101        468,252
Property operating                                      434,415        431,708
Interest                                                277,913        281,900
General and administrative                               33,792         55,362
Bad debt                                                     --          4,024
                                                      ---------      ---------
  Total Expenses                                      1,202,221      1,241,246
                                                      ---------      ---------
  Net Loss                                           $ (198,368)    $ (235,718)
                                                      ---------      ---------
Net Loss Allocated:

  To the General Partner                             $       --     $       --
  To the Limited Partners                              (198,368)      (235,718)
                                                      ---------      ---------
                                                     $ (198,368)    $ (235,718)
                                                      ---------      ---------
  Per limited partnership unit
   (5,540,000 outstanding)                                $(.04)         $(.04)
                                                      =========      =========
See accompanying notes to the financial statements.


                    ----------------------------------------
                    Statement of Partners' Capital (Deficit)
                   For the three months ended March 31, 1995
                   -----------------------------------------

                                           Limited      General
                                          Partners      Partner          Total
                                        ----------     --------     ----------
Balance at December 31, 1994           $26,394,951    $(206,331)   $26,188,620
Net loss                                  (198,368)          --       (198,368)
                                        ----------     --------     ----------
Balance at March 31, 1995              $26,196,583    $(206,331)   $25,990,252
                                        ==========     ========     ==========
See accompanying notes to the financial statements.


                            ------------------------
                            Statements of Cash Flows
               For the three months ended March 31, 1995 and 1994
                            ------------------------

Cash Flows from Operating Activities:                       1995          1994
                                                       ---------     ---------
Net loss                                              $ (198,368)   $ (235,718)
Adjustments to reconcile net loss to net cash
provided by operating activities:
  Depreciation and amortization                          456,101       468,252
  Provision for losses on rent receivable                     --         4,024
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Restricted cash - operating                         (249,767)     (119,896)
    Accounts receivable                                     (991)      (36,137)
    Prepaid expenses                                      22,214        33,403
    Deferred rent receivable                              11,789         2,963
    Accounts payable and accrued expenses                146,165        86,815
    Due to affiliates                                    (13,411)         (201)
    Security deposits payable                              2,457         2,041
                                                       ---------     ---------
Net cash provided by operating activities                176,189       205,546
                                                       ---------     ---------
Cash Flows from Investing Activities:

  Additions to real estate assets                       (315,909)      (33,040)
  Accounts payable - real estate assets                   61,583            --
                                                       ---------     ---------
Net cash used for investing activities                  (254,326)      (33,040)
                                                       ---------     ---------
Cash Flows from Financing Activities:

  Payments of principal on note payable                  (53,619)      (49,633)
                                                       ---------     ---------
Net cash used for financing activities                   (53,619)      (49,633)
                                                       ---------     ---------
Net increase (decrease) in cash and cash equivalents    (131,756)      122,873
Cash and cash equivalents at beginning of period       1,250,842     1,078,390
                                                       ---------     ---------
Cash and cash equivalents at end of period            $1,119,086    $1,201,263
                                                       =========     =========
Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for interest            $  277,913    $  281,900
                                                       =========     =========
See accompanying notes to the financial statements.


                       ---------------------------------
                       Notes to the Financial Statements
                       ---------------------------------

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994 and statement of changes in partners' capital (deficit) for the three months ended March 31, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


             -----------------------------------------------------
             Part I, Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results of Operations
             -----------------------------------------------------

Liquidity and Capital Resources
- - - - - - -------------------------------
At March 31, 1995, the Partnership had cash and cash equivalents of $1,119,086, compared with $1,250,842 at December 31, 1994. The decrease is attributable to expenditures for building and tenant improvements and principal payments on the note payable exceeding net cash from operations. At March 31, 1995, the Partnership had restricted cash reserves, comprised of security deposits and insurance and real estate tax escrows, of $539,620 compared with $289,853 at December 31, 1994. The increase is attributable to the Partnership's monthly funding of insurance and real estate tax escrows. The required semi-annual real estate tax payment was due and paid April 10, 1995.

As of March 31, 1995, prepaid expenses declined to $281,851 from $321,156 at December 31, 1994. The decrease is primarily attributable to the amortization of prepaid insurance and prepaid leasing commissions, partially offset by additional leasing commissions paid during the first quarter of 1995.

Accounts payable and accrued expenses increased from $215,024 at December 31, 1994 to $422,772 at March 31, 1995. The increase is primarily due to the accrual of real estate taxes and payables relating to building and tenant improvements.

The General Partner executed two new leases during the quarter totalling 2,668 square feet. However, a tenant representing 1,922 square feet left upon expiration of its lease in March 1995. As a result, the Property was 69% occupied at March 31, 1995, compared to 68% at year-end 1994.

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

Results of Operations
- - - - - - ---------------------
For the three months ended March 31, 1995 and 1994, Partnership operations resulted in net losses of $198,368 and $235,718, respectively. The decrease in net loss is primarily due to lower general and administrative expenses.

Rental income for the three months ended March 31, 1995 totalled $979,301, relatively unchanged from $992,550 for the corresponding period in 1994. Interest income totalled $24,552 for the three months ended March 31, 1995, compared with $10,176 for the corresponding period in 1994. The increase is attributable to higher rates of interest earned on the Partnership's cash balances in the first quarter 1995 compared with the first quarter 1994.

Property operating expenses were $434,415 for the three months ended March 31, 1995, largely unchanged from $431,708 for the corresponding period in 1994. The slight increase is primarily due to higher advertising and insurance expenses in 1995 partially offset by lower contract services and utility expenses.

General and administrative services decreased from $55,362 for the period ended March 31, 1994 to $33,792 for the period ended March 31, 1995. The $21,570 decrease primarily resulted from lower partnership servicing fees for accounting, investor reporting and tax preparation.


PART II OTHER INFORMATION


Items 1-5    Not applicable.

Item 6       Exhibits and reports on Form 8-K.

             (a)     Exhibits - None

             (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1995.


                                   ----------
                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


				BEVERLY HILLS MEDICAL OFFICE PARTNERS, L.P.

				BY: 	MEDICAL OFFICE PROPERTIES INC.
					General Partner




Date: May 12, 1995		BY:	/s/Rocco Andriola
                                        Director, President and Chief
                                        Financial Officer