Form 10-Q
period 1995-06-30
BEVERLY HILLS MEDICAL OFFICE PARTNERS L P
filed 1995-08-11
CIK 811800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended         June 30, 1995

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                 to


                      Commission file number:       0-1668


                  BEVERLY HILLS MEDICAL OFFICE PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


           Delaware                                            95-4098476
(State or other jurisdiction of                            (I.R.S. Employer
 Incorporation or organization)                           identification No.)


3 World Financial Center, 29th Floor, New York, NY
ATTN: Andre Anderson                                            10285
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


                                 Balance Sheets

                                                June 30,         December 31,
Assets                                             1995                 1994

Property and equipment:
     Land                                  $  8,379,434        $   8,379,434
     Building and improvements               41,319,882           40,944,262
                                             ----------           ----------
                                             49,699,316           49,323,696
Less accumulated depreciation               (11,387,498)         (10,527,620)
                                             ----------           ----------
                                             38,311,818           38,796,076

Restricted cash                                 617,854              289,853
Cash and cash equivalents                       994,881            1,250,842
Accounts receivable                              38,086               40,580
Prepaid expenses, net of accumulated
  amortization of $173,304 in 1995 and
  $139,590 in 1994                              220,429              321,156
Other assets, net of accumulated
  amortization of $208,022 in 1995 and
  $192,984 in 1994                               92,733              107,771
Deferred rent receivable                        463,029              490,304
                                             ----------           ----------
          Total Assets                     $ 40,738,830        $  41,296,582
                                             ==========           ==========

Liabilities and Partners' Capital (Deficit)

Liabilities:
     Accounts payable and accrued expenses $    151,838        $     215,024
     Due to affiliates                          362,235              351,446
     Security deposits payable                  171,713              179,800
     Secured note payable                    14,253,409           14,361,692
                                             ----------           ----------
          Total Liabilities                  14,939,195           15,107,962
                                             ----------           ----------
Partners' Capital (Deficit):
     General Partner                           (206,331)            (206,331)
     Limited Partners                        26,005,966           26,394,951
                                             ----------           ----------
          Total Partners' Capital            25,799,635           26,188,620
                                             ----------           ----------
          Total Liabilities and
           Partners' Capital               $ 40,738,830        $  41,296,582
                                             ==========           ==========
See accompanying notes to the financial statements.


                    Statement of Partners' Capital (Deficit)
                     For the six months ended June 30, 1995

                                        Limited         General
                                        Partners        Partner        Total

Balance at December 31, 1994       $  26,394,951    $  (206,331)  $  26,188,620
Net loss                                (388,985)            --        (388,985)
                                      ----------        -------      ----------
Balance at June 30, 1995           $  26,005,966    $  (206,331)  $  25,799,635
                                      ==========        =======      ==========
See accompanying notes to the financial statements.


                            Statements of Operations

                                  Three months ended       Six months ended
                                       June 30,                 June 30,
Income                             1995        1994        1995         1994

Rental                         $  984,940  $  947,806  $ 1,964,241  $ 1,940,356
Interest                           23,386      11,359       47,938       21,535
Other                              73,134       1,313       73,134        4,115
                                ---------     -------    ---------    ---------
     Total Income               1,081,460     960,478    2,085,313    1,966,006
                                ---------     -------    ---------    ---------
Expenses

Property operating                485,126     478,429      919,541      910,137
Depreciation and amortization     452,530     430,752      908,630      899,004
Interest                          276,867     280,931      554,780      562,831
General and administrative         57,554      56,326       91,347      111,688
Bad debt                               --       5,406           --        9,430
                                ---------   ---------     ---------   ---------
     Total Expenses             1,272,077   1,251,844     2,474,298   2,493,090

     Net Loss                  $ (190,617) $ (291,366) $   (388,985) $ (527,084)
                                =========   =========     =========   =========
Net Loss Allocated:

To the General Partner         $       --  $       --  $         --  $       --
To the Limited Partners          (190,617)   (291,366)     (388,985)   (527,084)
                                ---------   ---------     ---------   ---------
                               $ (190,617) $ (291,366) $   (388,985) $ (527,084)
                                =========   =========     =========   =========
Per limited partnership unit
 (5,540,000 outstanding)       $     (.03) $     (.05) $       (.07) $     (.10)
                                =========   =========     =========   =========
See accompanying notes to the financial statements.


                            Statements of Cash Flows
                For the six months ended June 30, 1995 and 1994

Cash Flows from Operating Activities:                       1995          1994

Net loss                                             $  (388,985)  $  (527,084)
Adjustments to reconcile net loss to net cash
provided by operating activities:
     Depreciation and amortization                       908,630       899,004
     Increase (decrease) in cash arising from
      changes in operating assets and liabilities:
         Restricted cash - operating                    (328,001)        4,306
         Accounts receivable                               2,494        (8,048)
         Prepaid expenses                                 67,013        54,803
         Deferred rent receivable                         27,275       (32,111)
         Accounts payable and accrued expenses           (63,186)       17,865
         Due to affiliates                                10,789        38,763
         Security deposits payable                        (8,087)         (621)
                                                         -------       -------
Net cash provided by operating activities                227,942       446,877
                                                         -------       -------
Cash Flows from Investing Activities:

     Additions to real estate assets                    (375,620)     (100,241)
                                                         -------       -------
Net cash used for investing activities                  (375,620)     (100,241)
                                                         -------       -------
Cash Flows from Financing Activities:

     Payments of principal on note payable              (108,283)     (100,234)
                                                         -------       -------
Net cash used for investing activities                  (108,283)     (100,234)
                                                         -------       -------
Net increase (decrease) in cash and cash equivalents    (255,961)      246,402
Cash and cash equivalents at beginning of period       1,250,842     1,078,390
                                                       ---------     ---------
Cash and cash equivalents at end of period           $   994,881  $  1,324,792
                                                       =========     =========
Supplemental Disclosure of Cash Flow Information:

     Cash paid during the period for interest        $   554,780  $    562,831
                                                       =========     =========
See accomapnying notes to the financial statements.


                       Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1995, the results of operations for the three and six months ended June 30, 1995 and 1994, the statements of cash flows for the six months ended June 30, 1995 and 1994, and the statement of partners' capital for the six months ended June 30, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994 which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
- -------------------------------
At June 30, 1995, the Partnership had cash and cash equivalents of $994,881 compared with $1,250,842 at December 31, 1994. The decrease is attributable to expenditures for building and tenant improvements and principal payments on the note payable exceeding net cash from operations. At June 30, 1995, the Partnership had restricted cash reserves, comprised of security deposits and real estate tax and insurance escrows, of $617,854 compared with $289,853 at December 31, 1994. The increase is attributable to the Partnership's monthly funding of the recently instituted insurance escrow and the timing of real estate tax payments.

As of June 30, 1995, prepaid expenses declined to $220,429 from $321,156 at December 31, 1994. The decrease is primarily attributable to the amortization of prepaid insurance.

Accounts payable and accrued expenses decreased from $215,024 at December 31, 1994 to $151,838 at June 30, 1995. The decrease is primarily due to payments made for building and tenant improvements and the timing of payments made for annual audit fees.

Three lease renewals totaling 4,785 square feet were executed at the Beverly Sunset Medical Building (the "Property") during the 1995 second quarter. The Property was 69% leased at June 30, 1995, unchanged from the prior quarter. Five leases representing 5,885 square feet are scheduled to expire during the remainder of 1995. Given the highly competitive market conditions and uncertain nature of the health care industry, there can be no assurance that these lease renewals can be executed. One tenant that signed a lease for 4,106 square feet in late 1994, has yet to take occupancy in the Property and is not paying rent. The General Partner is currently attempting to rectify this situation.

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

Results of Operations
- ---------------------
For the three and six months ended June 30, 1995, Partnership operations resulted in net losses of $190,617 and $388,985, respectively, compared with net losses of $291,366 and $527,084 for the respective periods in 1994. The decrease in net loss is primarily due to increased other income and, to a lesser extent, to higher rental and interest income and lower general and administrative expenses.

Rental income for the three and six months ended June 30, 1995 totaled $984,940 and $1,964,241, respectively, compared with $947,806 and $1,940,356 for the comparable periods in 1994. The increases are primarily attributable to a reduced level of free-rent concessions in new leases executed in 1995.
Interest income totaled $23,386 and $47,938 for the three and six months ended June 30, 1995, respectively, compared with $11,359 and $21,535 for the corresponding periods in 1994. The increase is attributable to higher rates of interest earned on the Partnership's cash balances in the first half of 1995 compared with the first half of 1994. Other income totaled $73,134 for the three and six months ended June 30, 1995, compared with $1,313 and $4,115 for the three and six months ended June 30, 1994. The increase is due to a real estate tax refund in 1995, received as a result of the Partnership's successful appeal of its 1993/1994 tax payment.

Property operating expenses were $485,126 and $919,541 for the three and six months ended June 30, 1995, respectively, largely unchanged from $478,429 and $910,137 for the corresponding periods in 1994. The slight increase is primarily due to higher advertising and insurance expenses in 1995, partially offset by lower repairs and maintenance expense.

General and administrative expense totaled $57,554 and $91,347 for the three and six months ended June 30, 1995, respectively, compared with $56,326 and $111,688 for the respective periods in 1994. The decrease for the six-month period primarily resulted from lower partnership servicing fees for accounting, investor reporting and tax preparation.



                           PART II OTHER INFORMATION


Items 1-5	Not applicable.

Item 6          Exhibits and reports on Form 8-K.

	(a)	Exhibits - None

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1995.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


				BEVERLY HILLS MEDICAL OFFICE PARTNERS, L.P.

				BY: 	MEDICAL OFFICE PROPERTIES INC.
					General Partner




Date: August 11, 1995		BY:	/s/Rocco Andriola
                                        -----------------
                                        Director, President and
                                        Chief Financial Officer