Form 10-Q
period 1995-09-30
BEVERLY HILLS MEDICAL OFFICE PARTNERS L P
filed 1995-11-14
CIK 811800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1995



                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 33-12791


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


                                 Balance Sheets


                                                   September 30,    December 31,
Assets                                                 1995             1994

Property and equipment:
  Land                                              $8,379,434       $8,379,434
  Building and improvements                         41,528,121       40,944,262

                                                    49,907,555       49,323,696
Less accumulated depreciation                      (11,818,112)     (10,527,620)

                                                    38,089,443       38,796,076

Restricted cash                                        453,989          289,853
Cash and cash equivalents                            1,162,315        1,250,842

Accounts receivable                                     49,375           40,580
Prepaid expenses, net of accumulated amortization
 of $190,136 in 1995 and $139,590 in 1994              316,187          321,156
Other assets, net of accumulated amortization of
        $215,541 in 1995 and $192,984 in 1994           85,214          107,771
Deferred rent receivable                               484,119          490,304

  Total Assets                                     $40,640,642      $41,296,582


Liabilities and Partners' Capital (Deficit)

Liabilities:
  Accounts payable and accrued expenses               $390,731         $215,024
  Due to affiliates                                    396,326          351,446
  Security deposits payable                            169,655          179,800
  Secured note payable                              14,199,068       14,361,692

    Total Liabilities                               15,155,780       15,107,962

Partners' Capital (Deficit):
  General Partner                                     (206,331)        (206,331)
  Limited Partners (5,540,000 units outstanding)    25,691,193       26,394,951

  Total Partners' Capital                           25,484,862       26,188,620

    Total Liabilities and Partners' Capital        $40,640,642      $41,296,582





Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1995

                                           General       Limited
                                           Partner      Partners        Total

Balance at December 31, 1994             $(206,331)   $26,394,951   $26,188,620
Net loss                                      -          (703,758)     (703,758)

Balance at September 30, 1995            $(206,331)   $25,691,193   $25,484,862



Statements of Operations

                                       Three months ended    Nine months ended
                                          September 30,         September 30,
Income                                   1995      1994       1995        1994

Rental                               $996,200   $969,617  $2,960,441 $2,909,973
Interest                               24,771     13,071      72,709     34,606
Other                                   9,847     18,834      82,981     22,949

  Total Income                      1,030,818  1,001,522   3,116,131  2,967,528

Expenses

Property operating                    555,183    487,141   1,474,724  1,397,278
Depreciation and amortization         454,965    435,301   1,363,595  1,334,305
Interest                              277,191    279,944     831,971    842,775
General and administrative             58,252     60,353     149,599    172,041
Bad debt                                 -          -           -         9,430

  Total Expenses                    1,345,591  1,262,739   3,819,889  3,755,829

    Net Loss                        $(314,773) $(261,217)  $(703,758) $(788,301)

Net Loss Allocated:

To the General Partner                  $-         $-          $-         $-
To the Limited Partners              (314,773)  (261,217)   (703,758)  (788,301)

                                    $(314,773) $(261,217)  $(703,758) $(788,301)

Per limited partnership unit
  (5,540,000 outstanding)               $(.06)     $(.05)      $(.13)     $(.14)


Statements of Cash Flows
For the nine months ended September 30, 1995 and 1994

Cash Flows from Operating Activities:                     1995           1994

Net loss                                              $(703,758)      $(788,301)
Adjustments to reconcile net loss to net cash
provided by operating activities:
  Depreciation and amortization                       1,363,595       1,334,305
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Restricted cash - operating                        (164,136)       (122,567)
    Accounts receivable                                  (8,795)        (56,593)
    Prepaid expenses                                    (45,577)         30,617
    Deferred rent receivable                              6,185         (68,173)
    Accounts payable and accrued expenses               175,707         163,266
    Due to affiliates                                    44,880          60,934
    Security deposits payable                           (10,145)          8,397

Net cash provided by operating activities               657,956         561,885

Cash Flows from Investing Activities:

  Additions to real estate assets                      (530,910)       (199,115)
  Accounts payable - real estate assets                 (52,949)         61,713

Net cash used for investing activities                 (583,859)       (137,402)

Cash Flows from Financing Activities:

  Payments of principal on note payable                (162,624)       (151,822)

Net cash used for investing activities                 (162,624)       (151,822)

Net increase (decrease) in cash and cash equivalents	(88,527)	272,661
Cash and cash equivalents at beginning of period      1,250,842       1,078,390

Cash and cash equivalents at end of period           $1,162,315      $1,351,051

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for interest             $831,971        $842,775

Supplemental Schedule of Non-Cash Investing Activity:

   Write-off of fully depreciated tenant improvements     $-           $246,816


Notes to the Financial Statements


The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1995, the results of operations for the three and nine-month periods ended September 30, 1995 and 1994, the statements of cash flows for the nine-month periods ended September 30, 1995 and 1994, and the statement of partners' capital (deficit) for the nine-month period ended September 30, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994 which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 1995, the Partnership had cash and cash equivalents of $1,162,315 compared with $1,250,842 at December 31, 1994. The decrease is attributable to expenditures for building and tenant improvements and principal payments on the note payable exceeding net cash from operations. At September 30, 1995, the Partnership had restricted cash reserves, comprised of security deposits and real estate tax and insurance escrows, of $453,989 compared with $289,853 at December 31, 1994. Escrow balances vary throughout the year based on the timing of real estate tax and insurance payments.

Accounts payable and accrued expenses increased from $215,024 at December 31, 1994 to $390,731 at September 30, 1995. The increase is primarily due to the timing and payment of invoices and payments made for building and tenant improvements. The higher balance was partially offset by lower audit fees, professional fees and prepaid rent.

The Property was 68.4% leased at September 30, 1995, slightly down from 69.0% in the prior quarter. The Partnership renewed one lease representing 1,308 square feet in the third quarter of 1995 and anticipates the execution of an additional renewal in late November 1995 for 1,157 square feet. One tenant, who occupied 872 square feet, vacated the property after the expiration of his lease. Two more leases totaling 2,548 square feet are scheduled to expire during the remainder of 1995. Although the General Partner has begun negotiating with such tenants, there is no guarantee that these leases will be renewed.

In order to remain competitive, the Partnership must pay leasing commissions and tenant improvement costs associated with new and renewal leases. The amount of such costs remains uncertain at this time and will depend upon the amount of space leased and the extent of required tenant improvements. The General Partner intends to fund such costs from net cash flow from operations and Partnership cash reserves, to the extent possible. If necessary, the General Partner will seek additional borrowings.

Results of Operations

For the three and nine-month periods ended September 30, 1995, Partnership operations resulted in net losses of $314,773 and $703,758, respectively, compared with net losses of $261,217 and $788,301 for the respective periods in 1994. The increase in net loss for the three-month period is primarily due to higher property operating expenses and depreciation and amortization expenses. The decrease in net loss for the nine-month period is attributable to an increase in rental income, interest income and other income. Rental income increased because of higher average occupancy during the current period and other income increased due to a $71,000 real estate tax refund from the County of Los Angeles recorded in the first quarter of 1995. These increases in income were partially offset by an increase in operating expenses.

Rental income for the three and nine-month periods ended September 30, 1995 totaled $996,200 and $2,960,441, respectively, compared with $969,617 and $2,909,973 for the comparable periods in 1994. Rental income increased mainly due to higher average occupancy and lower free rent concessions on leases renewed during the current periods. Interest income totaled $24,771 and $72,709 for the three and nine-month periods ended September 30, 1995, respectively, compared with $13,071 and $34,606 for the corresponding periods in 1994. The increase is attributable to higher rates of interest earned on the Partnership's cash balance in the first nine months of 1995. Other income totaled $9,847 and $82,981 for the three and nine-month periods ended September 30, 1995, compared with $18,834 and $22,949 for the three and nine-month periods ended September 30, 1994. The increase for the nine-month period is due to the real estate tax abatement discussed above.

Property operating expenses were $555,183 and $1,474,724 for the three and nine-month periods ended September 30, 1995, respectively, up from $487,141 and $1,397,278 for the corresponding periods in 1994. The increases in 1995 are primarily due to an increase in insurance costs associated with the Property's earthquake coverage, advertising and payroll expenses. In addition, depreciation and amortization expenses increased as a result of general building improvements made over the past few years. These increases were partially offset by an 8% decrease in expenditures for utilities.

General and administrative expense totaled $58,252 and $149,599 for the three and nine-month periods ended September 30, 1995, respectively, compared with $60,353 and $172,041 for the respective periods in 1994. The decrease for the nine-month period primarily resulted from lower partnership servicing fees (i.e., accounting, investor reporting and tax preparation) and lower legal and other professional costs.





PART II	OTHER INFORMATION


Items 1-5	Not applicable.

Item 6	Exhibits and reports on Form 8-K.

	(a)	Exhibits

		(27)  Financial Data Schedule

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1995.







                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  BEVERLY HILLS MEDICAL OFFICE PARTNERS, L.P.

                        BY:     MEDICAL OFFICE PROPERTIES INC.
                                General Partner




Date: November 14, 1995	BY:      /s/Rocco Andriola
                                Director, President and
                                Chief Financial Officer