Form 10-K
period 1995-12-31
BEVERLY HILLS MEDICAL OFFICE PARTNERS L P
filed 1996-04-01
CIK 811800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the Transition period from       to       .

                       Commission file number:  33-12791


                  BEVERLY HILLS MEDICAL OFFICE PARTNERS, L.P.
              Exact name of Registrant as specified in its charter


         Delaware                                      95-4098476
State or other jurisdiction of
incorporation or organization               I.R.S. Employer Identification No.

Attn.:  Andre Anderson
3 World Financial Center, 29th Floor,
New York, New York                                       10285
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

Documents Incorporated by Reference: Portions of Parts I, II and IV are incorporated by reference to the Registrant's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14.

                                     PART I

Item 1.  Business

(a)  General Development of Business

Beverly Hills Medical Office Partners, L.P., a Delaware limited partnership (the "Partnership," formerly Shearson Beverly Hills Medical Office Partners, L.P., was formed on March 16, 1987. The Partnership will continue until December 31, 2037 in accordance with the terms of its Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), unless terminated earlier pursuant thereto. The affairs of the Partnership are conducted by its general partner, Medical Office Properties Inc. (the "General Partner," formerly Shearson Lehman Commercial Properties Inc., a Delaware corporation. See Item 10 "Directors and Executive Officers of the Registrant").

The Partnership was formed to acquire, upgrade, operate, and ultimately sell the Beverly Sunset Medical Building located in the Cities of West Hollywood and Los Angeles, Los Angeles County, California (the "Property"). The Partnership acquired the fee interest in the land and improvements constituting the Property on April 23, 1987 with funds from a $55,400,000 public offering (the "Offering") of 5,540,000 Limited Partnership Securities ("Units").

(b)  Financial Information About Industry Segments

The Partnership's sole business is the ownership and operation of the Property. All of the Partnership's revenues, operating profits or losses and assets relate solely to such industry segment.

(c)  Narrative Description of Business

Objectives

The Partnership's principal objectives were to (i) provide quarterly cash distributions, a portion of which were anticipated to be non-taxable due to depreciation deductions, (ii) preserve and protect capital and (iii) achieve long-term appreciation in the value of the Property for distribution upon sale. However, due principally to changes in the health care industry which have weakened the demand for medical office space and a general decline in commercial real estate market conditions in the Los Angeles area, objective (i) has not been achieved, and it is unlikely that objectives (ii) and (iii) can be achieved.

Property Management

On November 1, 1992, the Partnership retained the Voit Management Company, L.P. ("Voit") as the new property manager and leasing agent for the Property. Voit then retained Grubb and Ellis as exclusive leasing broker for the Property. On April 24, 1994, the Partnership terminated the exclusive leasing agreement with Grubb and Ellis and subsequently replaced them with Ramsey-Shilling Commercial Real Estate Services, Inc., a specialized health care consulting and real estate leasing firm.

Mortgage Financing

The Property is encumbered by a mortgage in the amount of $14,140,861 at December 31, 1995. Information concerning the note's maturity date, interest rate and repayment is incorporated by reference to Note 7 "Secured Note Payable" of the Notes to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, filed as an exhibit under Item 14.

Competition

The Property competes, to varying degrees, with approximately 22 buildings comprising roughly 1.5 million square feet of space on the west side of Los Angeles. According to a Ramsey-Shilling Commercial Real Estate Services, Inc. survey, vacant space in the competitive market increased from approximately 215,845 (13.57%) at December 31, 1994 to approximately 247,311 square feet (15.83%) as of December 31, 1995. Although there was no new construction of competitive buildings in 1995, approximately 67,000 square feet of general office space was converted to medical office space during 1995.

The distinction between "Class A" and "Class B" buildings in the Property's competitive market stems primarily from location and physical appearance. The Property's immediate market includes eight buildings located primarily in the Beverly Hills central business and retail district, known as the "Golden Triangle." The Property's location outside the "Golden Triangle" and distance from area hospitals, such as Cedars Sinai, have constrained the rental rates achievable at the Property relative to competitive Class A buildings in the "Golden Triangle." Of the buildings which compete most directly with the Property, 10 are considered to be Class A and contain approximately 811,000 square feet in aggregate. The other 12 buildings are considered Class B space principally because of their location and parking facilities. These Class B buildings total approximately 688,000 square feet of medical space.

Additional information regarding the Property and its competition is incorporated by reference to the section entitled Message to Investors of the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, filed as an exhibit under Item 14.

Employees

The Partnership has no employees.


Item 2.  Properties

A detailed description of the Property, leases considered material to the Registrant's operations, and competition relevant to the specific market in which the Property is located is incorporated by reference to the section entitled Message to Investors of the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 and Note 4 "Property" of the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, filed as an exhibit under Item 14.


Item 3.  Legal Proceedings

The Registrant is not subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to the Unitholders for a vote during the fourth quarter of the year for which this report is filed.


                                    PART II


Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

(a)  Market Information

There is no established trading market for the Units nor is there anticipated to be any in the future.

(b)  Holders

As of December 31, 1995, there were 4,260 Unitholders.

(c)  Distributions of Operating Cash Flow

The Partnership's initial policy was to distribute to Unitholders their allocable portion of Net Cash Flow from Operations (as defined in the Partnership Agreement incorporated herein by reference). Distributions of Net Cash Flow from Operations, if any, were paid on a quarterly basis to registered Unitholders on record dates established by the Partnership, which generally were the last day of each quarter. Since inception, Unitholders have received a total of $4.21 in cash distributions per original $10.00 Unit.

Beginning with the 1990 fourth quarter, cash distributions were suspended. The General Partner determined that it was necessary to replenish the Partnership's cash reserves to cover costs associated with, among other things, future asbestos abatement, sprinklering and leasing of the individual tenant suites. Further information is incorporated by reference to Note 4 "Property" of the Partnership's Annual Report to Unitholders for the year ended December 31, 1995 filed as an exhibit under Item 14. It is currently intended that cash distributions may resume, absent any restrictions by current or future lenders, when the Property is generating sufficient cash flow to fund necessary expenses and an adequate reserve for capital costs has been established.

Item 6. Selected Financial Data

The information set forth below should be read in conjunction with the Partnership's financial statements and notes thereto and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," also included herein.

(dollars in thousands except per Unit data)
For the Years Ended December 31,
                                       1995     1994      1993    1992     1991
Total Income                          4,340    4,088     4,398   4,278    4,769
Property Operating Expenses          (1,824)  (1,923)  (1,894)  (2,000)  (2,172)
Depreciation and Amortization        (1,851)  (1,778)  (1,721)  (1,657)  (1,435)
General and Administrative Expenses*   (229)    (232)    (279)    (264)    (250)
Net Loss                               (670)    (976)    (817)  (1,147)    (600)
Net Loss per Unit
 (5,540,000 outstanding)              (0.12)   (0.18)   (0.15)   (0.21)   (0.11)
Mortgage Note Payable                14,141   14,362   14,566   14,723   14,852
Total Assets                         40,403   41,297   42,319   43,648   44,752
* including Asset Management Fees

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(a)  Liquidity and Capital Resources

At December 31, 1995, the Partnership had cash and cash equivalents of $1,026,560, compared with $1,250,842 at December 31, 1994. The decrease is attributable to net cash used for capital improvements and mortgage payments in
excess of net cash provided by operating activities for the year.   The
Partnership also maintains a restricted cash balance, which is comprised of security deposits and a real estate tax and insurance escrow. At December 31, 1995, the Partnership had restricted cash reserves of $468,992 compared with $289,853 at December 31, 1994. The increase is primarily attributable to higher monthly escrow contributions and a reduction in insurance premiums.

Accounts and other receivables increased from $40,580 at December 31, 1994 to $363,192 at December 31, 1995. The increase is primarily due to real estate tax refunds of approximately $315,000 earned during 1995 but received in 1996.

Prepaid expenses were $265,438 and $321,156, respectively, at December 31, 1995 and December 31, 1994. The decrease is primarily the result of lower prepaid insurance due to a change in policy year from August to May effective in 1995 thus decreasing the amount of prepaid insurance at December 31, 1995 as compared to December 31, 1994.

At December 31, 1995, other assets totalled $77,695 compared to $107,771 at December 31, 1994. The decrease is due to the amortization of prepaid interest and intangible assets.

In order to lease vacant space at the Property, the Partnership must pay leasing commissions and tenant improvement costs associated with new leases. The amount of such costs remains uncertain at this time and will depend upon leasing activity and the extent of required tenant improvements. The General Partner intends to fund such costs from net cash flow from operations and Partnership cash reserves, to the extent possible. If necessary, the General Partner would seek additional borrowings.

One of the retail tenants at the Property, the Hamburger Hamlet restaurant occupying 10,351 square feet, filed for protection under Chapter 11 of the U.S. Bankruptcy Code in November 1995. Pursuant to applicable bankruptcy law, Hamburger Hamlet has until August 1996 to inform the Partnership whether the restaurant will assume or reject its lease obligation. Hamburger Hamlet has informally indicated that it intends to remain at the Property and continue operating the restaurant, which is its flagship location.

On February 14, 1996, based upon, among other things, the advice of Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partner adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partner may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partner. In determining the amount of the distribution, the General Partner may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner, and no partner will be entitled to receive any distribution, until the General Partner has declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a Form 8-K disclosing this resolution on February 29, 1996.


(b)  Results of Operations

1995 Versus 1994
For the years ended December 31, 1995 and 1994, Partnership operations resulted in net losses of $669,862 and $976,417, respectively. The decrease in net loss is primarily attributable to an increase in other income and a decrease in property operating expenses.

Rental income for the years ended December 31, 1995 and 1994 totalled $3,922,449 and $3,913,869, respectively. The increase in rental income is primarily attributable to increases in average occupancy during 1995 resulting in increased base rents in 1995.

For the year ended December 31, 1995, other income totalled $322,632 compared to $118,959 for the year ended December 31, 1994. The increase is attributable to refunds of approximately $315,000 recognized in connection with the General Partner's successful appeal of the Property's 1993-94 and 1994-95 real estate tax assessments.

Interest income was $94,943 and $55,477, respectively, for the years ended December 31, 1995 and 1994. The increase is due to higher rates of interest earned on higher average cash balances in 1995 compared to 1994.

For the years ended December 31, 1995 and 1994, property operating expenses totalled $1,824,269 and $1,923,409, respectively. The decrease is primarily due to the successful abatement of 1995 real estate taxes related to the successful real estate tax appeal.

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

Item 8.  Financial Statements and Supplementary Data

See Item 14(a) for a listing of the Financial Statements and Supplementary data filed in this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

The Partnership has no Directors or Executive Officers. The affairs of the Partnership are conducted through the General Partner.

On July 31, 1993, Shearson Lehman Brothers, Inc. ("Shearson") sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to this sale, Shearson changed its name to Lehman Brothers Inc. ("Lehman"). The transaction did not affect the ownership of the Partnership or the Partnership's General Partner. However, the assets acquired by Smith Barney included the name "Shearson." Consequently, the general partner's name was changed to Medical Office Properties Inc. and the Partnership's name was changed to Beverly Hills Medical Office Partners, L.P. to delete any reference to "Shearson."

Certain officers and directors of the General Partner are now serving (or in the past have served) as officers or directors of entities which act as general partners of a number of limited partnerships which have sought protection under the provisions of the federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own assets which have been adversely affected by the economic conditions in the markets in which that asset is located and, consequently, the partnerships sought protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure.

The following is a list of the officers and directors of the General Partner at December 31, 1995:

                Name                            Office
        Rocco F. Andriola       Director, President and Chief Financial Officer
        Michael T. Marron       Vice President
        Tim E. Needham          Vice President

Rocco F. Andriola, 37, is a Senior Vice President of Lehman Brothers in its Diversified Asset Group. Since joining Lehman Brothers in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From 1986-89, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman Brothers, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. degree from Fordham University, a J.D. degree from New York University School of Law, and an LL.M degree in Corporate Law from New York University's Graduate School of Law.

Michael T. Marron, 32, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received a B.S. degree in accounting from the State University of New York at Albany in 1985 and is a Certified Public Accountant.

Timothy E. Needham, 27, is an Associate of Lehman Brothers and assists in the management of commercial real estate in the Diversified Asset Group. Mr. Needham joined Lehman Brothers in September 1995. Prior to joining Lehman Brothers Mr. Needham was a consultant with KPMG Peat Marwick LLP in the Banking and Investment Services Group from 1994-1995. Mr. Needham received his M.B.A. from the American Graduate School of International Management in December 1993. Previous to entering graduate school, Mr. Needham worked in Tokyo for approximately one year doing market research for a Japanese firm. In addition, Mr. Needham is a candidate for the designation of Chartered Financial Analyst, Level II.

Item 11.  Executive Compensation

All of the Directors and Executive Officers of the General Partner are employees of Lehman. They do not receive any salaries or other compensation from the Partnership. See Item 13 below with respect to a description of certain transactions of the General Partner or its affiliates with the Partnership.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) Security ownership of certain beneficial owners

No person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) is known to the Partnership to be the beneficial owner of more than 5% of the outstanding Units as of December 31, 1995.

(b) Security ownership of management

None of the Directors or Executive Officers of the General Partner owned any units of the Partnership as of December 31, 1995.

(c) Changes in control

None.


Item 13.  Certain Relationships and Related Transactions

The General Partner and certain affiliates may be reimbursed by the Partnership for certain costs as described in the Partnership Agreement which is incorporated herein by reference thereto. The General Partner is entitled to an annual asset management fee in the amount of $50,000 per year. In light of the Partnership's cash reserve requirements, the General Partner has deferred payment of this fee. The resulting unpaid asset management fees as of December 31, 1995 and 1994 aggregated $285,500 and $235,500, respectively. As provided in the Partnership Agreement, fees were scheduled to increase to $115,000 per annum in 1991, however, the General Partner has waived the $65,000 increase in each year since 1991.

First Data Investor Services Group, formerly The Shareholder Services Group, provides partnership accounting and investor relations services for the Registrant. Prior to May 1993, these services were provided by an affiliate of the General Partner. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation. Both First Data Investor
Services Group and Service Data Corporation are unaffiliated companies.   For
additional information regarding fees paid and reimbursed to the General Partner or its affiliates during 1995, 1994 and 1993, see Note 5, "Transactions With Related Parties," to the Financial Statements which is incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, filed as an exhibit under Item 14.


                                    PART III


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2)
                  Beverly Hills Medical Office Partners, L.P.
                       Index to the Financial Statements
                                                                        Page
                                                                       Number
   Independent Auditors' Report:  KPMG Peat Marwick LLP                 (1)

   Balance Sheets - At December 31, 1995 and 1994                       (1)

   Statements of Operations  for the years ended
   December 31, 1995, 1994 and 1993                                     (1)

   Statements of Partners' Capital (Deficit) for
   the years ended December 31, 1995, 1994 and 1993                     (1)

   Statements of Cash Flows for the years
   ended December 31, 1995, 1994 and 1993                               (1)

   Notes to the Financial Statements                                    (1)

   Independent Auditors' Report on Schedule III                         F-1

   Schedule III - Real Estate and Accumulated Depreciation              F-2

   All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

  (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed as an exhibit under Item 14.

(3) See Exhibit Index contained herein.

(b) Reports on Form 8-K:

	No reports on Form 8-K were filed during the fourth quarter of 1995.

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

10.4 Note made by the Registrant in favor of American Savings Bank, FSB dated August 19, 1988 is hereby incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 30,1988.

10.5 Deed of Trust, Assignment of Rents and Security Agreement between the Registrant and American Savings Bank, FSB dated August 19, 1988 is hereby incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended September 30,1988.

10.6 Indemnity Agreement between the Registrant and American Savings Bank, FSB dated August 19, 1988 is hereby incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended September 30,1988.

10.7 Collateral Assignment of Lease and Rents between the Registrant and American Savings Bank, FSB dated August 19, 1988 is hereby incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended September 30,1988.

10.8 Financing Statements between the Registrant and American Savings Bank, FSB dated August 19, 1988 is hereby incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended September 30,1988.

10.9 Management Agreement between the Registrant and Voit Management Company, L.P. is hereby incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 1992.

13.0	Annual Report to the Unitholders for the year ended December 31, 1995.

27.0    Financial Data Schedule


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



                                BEVERLY HILLS MEDICAL OFFICE PARTNERS, L.P.

                                BY:     Medical Office Properties Inc.
                                        General Partner


Date:  March 29, 1996           BY:     /s/Rocco F. Andriola
                                        Rocco F. Andriola
                                        Director, President and
                                        Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



                                MEDICAL OFFICE PROPERTIES INC.
                                General Partner




Date: March 29, 1996
                                BY:     /s/Rocco F. Andriola
                                        Rocco F. Andriola
                                        Director, President and
                                        Chief Financial Officer





Date:   March 29, 1996
                                BY:     /s/Michael T. Marron
                                        Michael T. Marron
                                        Vice President





Date:   March 29, 1996
                                BY:     /s/Timothy E. Needham
                                        Timothy E. Needham
                                        Vice President