Form 10-Q
period 1996-03-31
BEVERLY HILLS MEDICAL OFFICE PARTNERS L P
filed 1996-05-14
CIK 811800

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
 X  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
- --- Act of 1934

                 For the Quarterly Period Ended March 31, 1996

or

    Transition Report Pursuant to Section 13 or 15(d) of the Securities
- --- Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 33-12791


                  BEVERLY HILLS MEDICAL OFFICE PARTNERS, L.P.
              ----------------------------------------------------
              Exact Name of Registrant as Specified in its Charter


         Delaware                                       95-4098476
      -------------                                  ----------------
State or Other Jurisdiction of               I.R.S. Employer Identification No.
Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY    Attn.: Andre Anderson                       10285
- -------------------------------------                     --------
Address of Principal Executive Offices                    Zip Code

                                 (212) 526-3237
                              --------------------
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X    No
                                                ------     ------


Balance Sheets                                  At March 31,    At December 31,
                                                       1996               1995
Assets
Property:
 Land                                           $ 8,379,434        $ 8,379,434
 Building, building improvements and equipment   41,700,064         41,623,252
                                                 50,079,498         50,002,686
 Less accumulated depreciation                  (12,731,248)       (12,281,843)
                                                 37,348,250         37,720,843

Cash and cash equivalents                         1,432,920          1,026,560
Restricted cash                                     596,809            468,992
Accounts and other receivables                       90,437            363,192
Leasing commissions and prepaid expenses,
 net of accumulated amortization
 of $222,667 in 1996 and $206,634 in 1995           211,993            265,438
Other assets, net of accumulated amortization
 of $230,579 in 1996 and $223,060 in 1995            70,176             77,695
Deferred rent receivable                            464,782            479,913
                                                 ----------         ----------
 Total Assets                                   $40,215,367        $40,402,633
                                                 ==========         ==========

Liabilities and Partners' Capital (Deficit)
Liabilities:
 Accounts payable and accrued expenses          $   276,499        $   204,852
 Due to affiliates                                  386,818            369,326
 Security deposits payable                          168,836            168,836
 Secured note payable                            14,082,936         14,140,861
                                                 ----------         ----------
  Total Liabilities                              14,915,089         14,883,875

Partners' Capital (Deficit):
 General Partner                                   (206,331)          (206,331)
 Limited Partners (5,540,000 units outstanding)  25,506,609         25,725,089
                                                 ----------         ----------
  Total Partners' Capital                        25,300,278         25,518,758
                                                 ----------         ----------
  Total Liabilities and Partners' Capital       $40,215,367        $40,402,633
                                                 ==========         ==========





Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1996
                                        General        Limited
                                        Partner       Partners         Total
Balance at December 31, 1995          $(206,331)   $25,725,089   $25,518,758
Net loss                                     --       (218,480)     (218,480)
                                       --------     ----------    ----------
Balance at March 31, 1996             $(206,331)   $25,506,609   $25,300,278
                                       ========     ==========    ==========




Statements of Operations
For the three months ended March 31,

Income                                                 1996               1995
- ----------                                        ---------          ---------
Rental                                           $  992,321         $  979,301
Interest                                             22,038             24,552
Other                                                 6,968                 --
                                                  ---------          ---------
 Total Income                                     1,021,327          1,003,853

Expenses
- ----------
Depreciation and amortization                       472,957            456,101
Property operating                                  436,122            434,415
Interest                                            273,606            277,913
General and administrative                           44,622             21,292
Asset management fees                                12,500             12,500
                                                  ---------          ---------
 Total Expenses                                   1,239,807          1,202,221
                                                  ---------          ---------
 Net Loss                                        $ (218,480)        $ (198,368)
                                                  =========          =========
Net Loss Allocated:
To the General Partner                           $       --         $       --
To the Limited Partners                            (218,480)          (198,368)
                                                  ---------          ---------
                                                 $ (218,480)        $ (198,368)
                                                  =========          =========
Per limited partnership unit
(5,540,000 outstanding)                               $(.04)             $(.04)
                                                       ====               ====


Statements of Cash Flows
For the three months ended March 31,

Cash Flows From Operating Activities                         1996         1995
Net loss                                                $(218,480)   $(198,368)
Adjustments to reconcile net loss to net cash
provided by operating activities:
  Depreciation and amortization                           472,957      456,101
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities
   Restricted cash                                       (127,817)    (249,767)
   Accounts and other receivables                         272,755         (991)
   Leasing commissions and prepaid expenses                37,412       22,214
   Deferred rent receivable                                15,131       11,789
   Accounts payable and accrued expenses                   71,647      146,165
   Due to affiliates                                       17,492      (13,411)
   Security deposits payable                                   --        2,457
                                                         --------     --------
Net cash provided by operating activities                 541,097      176,189

Cash Flows From Investing Activities
  Additions to real estate                                (85,295)    (315,909)
  Accounts payable - real estate                            8,483       61,583
                                                         --------     --------
Net cash used for investing activities                    (76,812)    (254,326)

Cash Flows From Financing Activities
  Payments of principal on note payable                   (57,925)     (53,619)
                                                         --------     --------
Net cash used for financing activities                    (57,925)     (53,619)
                                                         --------     --------
Net increase (decrease) in cash and cash equivalents      406,360     (131,756)
Cash and cash equivalents, beginning of period          1,026,560    1,250,842
Cash and cash equivalents, end of period               $1,432,920   $1,119,086
                                                        =========    =========
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest               $  273,606   $  277,913
                                                        =========    =========


Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 and the statement of changes in partners' capital (deficit) for the three months ended March 31, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
- -------------------------------
At March 31, 1996, the Partnership had cash and cash equivalents of $1,432,920 compared with $1,026,560 at December 31, 1995. The increase is attributable to net cash provided by operating activities exceeding cash used for real estate additions and mortgage principal payments. Net cash provided by operating activities increased as a result of the receipt of real estate tax abatements related to prior years.

At March 31, 1996, the Partnership had restricted cash, which is comprised of security deposits and real estate tax and insurance escrows, of $596,809, compared with $468,992 at December 31, 1995. The increase is attributable to escrow contributions and interest income for the three months ended March 31, 1996.

At March 31, 1996, accounts receivable were $90,437 compared to $363,192 at December 31, 1995. The decrease pertains to the receipt of real estate tax abatements for the 1993-94 and 1994-95 tax years.

Leasing commissions and prepaid expenses, net of accumulated amortization, decreased from $265,438 at December 31, 1995 to $211,993 at March 31, 1996. The decrease is primarily attributable to lower prepaid insurance for the three months ended March 31, 1996.

Accounts payable and accrued expenses increased from $204,852 at December 31, 1995 to $276,499 at March 31, 1996. The increase is mainly attributable to the accrual of three months of real estate taxes.

The Property was 69.8% leased at March 31, 1996, up from 69.6% at December 31, 1995. In the first quarter of 1996, the Partnership executed two lease renewals totaling 5,512 square feet. One tenant also renewed its lease and expanded its space, taking an additional 359 square feet during the first quarter. An additional five leases totaling 7,593 square feet are scheduled to expire during 1996. Although the General Partner will make every effort to renew these leases, there can be no assurance of success given the competitive market conditions and uncertainty surrounding changes in the health care industry.

In order to remain competitive, the Partnership must pay leasing commissions and tenant improvement costs associated with new and renewal leases. The amount of such costs is uncertain at this time and depends upon the amount of space leased and the extent of required tenant improvements. The General Partner intends to fund such costs from net cash flow from operations and Partnership cash reserves, to the extent possible.

Results of Operations
- ---------------------
For the three months ended March 31, 1996, Partnership operations resulted in a net loss of $218,480, compared with a net loss of $198,368 for the corresponding period in 1995. The increase in net loss is mainly due to increased depreciation and amortization and general and administrative expenses which were partially offset by an increase in rental income.

Rental income was largely unchanged at $992,321 for the three months ended March 31, 1996, compared with $979,301 for the corresponding period in 1995. Other income totaled $6,968 for the three months ended March 31, 1996, compared with $0 for the corresponding period in 1995. The increase in other income can be primarily attributed to interest accrued on real estate tax abatements related to prior years.

Property operating expenses were $436,122 for the three months ended March 31, 1996, compared to $434,415 for the corresponding period in 1995, as increases in utilities, repairs and maintenance, and professional fees were offset by decreases in real estate and other taxes and advertising costs.

General and administrative expenses totaled $44,622 for the three months ended March 31, 1996, compared with $21,292 for the corresponding period in 1995. General and administrative expenses were lower in the first quarter of 1995 due to a one-time accounting adjustment to correct an overaccrual in 1994.




                          Part II   Other Information

Items 1-5       Not applicable.

Item 6          Exhibits and reports on Form 8-K.

                (a)  Exhibits -

                     (27) Financial Data Schedule

                (b)  Reports on Form 8-K.

                On February 14, 1996, based upon, among other things, the advice of Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partner adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partner may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partner. In determining the amount of the distribution, the General Partner may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner, and no partner will be entitled to receive any distribution, until the General Partner has declared the distribution and established a record date and distribution date. The Partnership filed a Form 8-K disclosing this resolution on February 29, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         BEVERLY HILLS MEDICAL OFFICE PARTNERS, L.P.

                         Medical Office Properties Inc.
                         General Partner



Date:   May 10, 1996                    BY:  /s/ Rocco F. Andriola
                                             President