Form 10-Q
period 1996-06-30
BEVERLY HILLS MEDICAL OFFICE PARTNERS L P
filed 1996-08-13
CIK 811800

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
         X       Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1996

                                       or

                  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 33-12791


                  BEVERLY HILLS MEDICAL OFFICE PARTNERS, L.P.
              Exact Name of Registrant as Specified in its Charter


           Delaware                               95-4098476
State or Other Jurisdiction of
Incorporation or Organization           I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn.: Andre Anderson                10285
Address of Principal Executive Offices             Zip Code

                                 (212) 526-3237
               Registrant's Telephone Number, Including Area Code



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X    No ____


Balance Sheets                                  At June 30,   At December 31,
                                                      1996              1995
Assets
Property:
 Land                                           $  8,379,434    $  8,379,434
 Building, building improvements and equipment    41,836,204       1,623,252
                                                  50,215,638      50,002,686
 Less accumulated depreciation                   (13,178,538)    (12,281,843)
                                                  37,037,100      37,720,843

Cash and cash equivalents                          1,389,232       1,026,560
Restricted cash                                      361,334         468,992
Accounts and other receivables                       125,243         363,192
Leasing commissions and prepaid expense,
 net of accumulated amortization of
 $239,906 in 1996 and $206,634 in 1995               400,494         265,438
Other assets, net of accumulated amortization of
 $238,097 in 1996 and $223,060 in 1995                62,658          77,695
Deferred rent receivable                             443,765         479,913
  Total Assets                                  $ 39,819,826    $ 40,402,633
Liabilities and Partners' Capital (Deficit)
Liabilities:
 Accounts payable and accrued expenses          $    177,529    $    204,852
 Due to affiliates                                   382,136         369,326
 Security deposits payable                           177,307         168,836
 Secured note payable                             14,023,881      14,140,861
  Total Liabilities                               14,760,853      14,883,875
Partners' Capital (Deficit):
 General Partner                                    (206,331)       (206,331)
 Limited Partners (5,540,000 units outstanding)   25,265,304      25,725,089
  Total Partners' Capital                         25,058,973      25,518,758
  Total Liabilities and Partners' Capital       $ 39,819,826    $ 40,402,633






Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1996
                                      General        Limited
                                      Partner        Partners           Total
Balance at December 31, 1995        $(206,331)    $25,725,089     $25,518,758
Net loss                                 0           (459,785)       (459,785)
Balance at June 30, 1996            $(206,331)    $25,265,304     $25,058,973


Statements of Operations

                                      Three months              Six months
                                      ended June 30,           ended June 30,
                                     1996      1995           1996      1995
Income
Rental                         $  985,390  $  984,940    $1,977,711  $1,964,241
Interest                           25,144      23,386        47,182      47,938
Other                               3,116      73,134        10,084      73,134
  Total Income                  1,013,650   1,081,460     2,034,977   2,085,313
Expenses
Depreciation and amortization     472,047     452,530       945,004     908,630
Property operating                446,773     485,126       882,895     919,541
Interest                          272,477     276,867       546,083     554,780
General and administrative         51,158      45,054        95,780      66,347
Asset management fee               12,500      12,500        25,000      25,000
  Total Expenses                1,254,955   1,272,077     2,494,762   2,474,298
  Net Loss                     $ (241,305) $ (190,617)    $(459,785)  $(388,985)
Net Loss Allocated:
To the General Partner         $     0     $     0        $    0      $    0
To the Limited Partners          (241,305)   (190,617)     (459,785)   (388,985)
                               $ (241,305) $ (190,617)    $(459,785)  $(388,985)
Per limited partnership unit
(5,540,000 outstanding)             $(.04)      $(.03)        $(.08)      $(.07)


Statements of Cash Flows
For the six  months ended June 30,                         1996           1995
Cash Flows From Operating Activities
Net loss                                              $ (459,785)    $ (388,985)
Adjustments to reconcile net loss to net cash
provided by operating activities:
 Depreciation and amortization                           945,004        908,630
 Increase (decrease) in cash arising from changes
 in operating assets and liabilities
  Restricted cash                                        107,658       (328,001)
  Accounts receivable                                    237,949          2,494
  Prepaid expenses                                      (168,328)        67,013
  Deferred rent receivable                                36,148         27,275
  Accounts payable and accrued expenses                  (27,323)       (63,186)
  Due to affiliates                                       12,810         10,789
  Security deposits payable                                8,471         (8,087)
Net cash provided by operating activities                692,604        227,942
Cash Flows From Investing Activities
Additions to real estate                                (240,541)      (355,471)
Accounts payable - real estate                            27,589        (20,149)
Net cash used for investing activities                  (212,952)      (375,620)
Cash Flows From Financing Activities
Payments of principal on note payable                   (116,980)      (108,283)
Net cash used for financing activities                  (116,980)      (108,283)
Net increase (decrease) in cash and cash equivalents     362,672       (255,961)
Cash and cash equivalents, beginning of period         1,026,560      1,250,842
Cash and cash equivalents, end of period              $1,389,232    $   994,881
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest              $  546,083    $   554,780

Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1996 and the results of operations for the three- and six-month periods ended June 30, 1996 and 1995; and cash flows for the six-month period ended June 30, 1996 and 1995 and the statement of changes in partner's capital (deficit) for the six-month period ended June 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year
1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part I, Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 1996, the Partnership had cash and cash equivalents of $1,389,232 compared with $1,026,560 at December 31, 1995. The increase is attributable to net cash provided by operating activities exceeding cash used for real estate additions and mortgage principal payments.

The Partnership had restricted cash of $361,334 at June 30, 1996, compared with $468,992 at December 31, 1995. The decrease is primarily due to the payment of insurance premiums and real estate taxes.

Accounts receivable were $125,243 at June 30, 1996, compared to $363,192 at December 31, 1995. The decrease relates to the receipt of real estate tax abatements for the 1993-94 and 1994-95 tax years.

Leasing commissions and prepaid expenses, net of accumulated amortization, increased from $265,438 at December 31, 1995 to $400,494 at June 30, 1996. The increase represents the payment of insurance premiums and was partially offset by the amortization of prepaid insurance.

Accounts payable and accrued expenses decreased from $204,852 at December 31, 1995 to $177,529 at June 30, 1996. The decrease is primarily the result of the timing of payments and required accruals for professional fees, audit fees, printing and postage. The decrease was partially offset by an increase in accruals for tenant improvements.

The Property was 72% leased at June 30, 1996, up from 69.8% at March 31, 1996 and 69.6% at December 31, 1995. In the second quarter of 1996, the Partnership signed three new leases totaling 3,472 square feet and renewed two leases totaling 4,170 square feet. Four leases totaling 5,145 square feet, representing 3.2% of the Property's total leasable space, are scheduled to expire during the remainder of 1996. Although the General Partner will attempt to renew these leases, there can be no assurance of success given the competitive market conditions and uncertainty surrounding changes in the health care industry.

In order to remain competitive, the Partnership must pay leasing commissions and tenant improvement costs associated with new and renewal leases. The amount of such costs is uncertain at this time and depends upon market conditions, the amount of space leased and the extent of required tenant improvements. The General Partner intends to fund such costs from net cash flow from operations and Partnership cash reserves, to the extent possible.

In January 1989, the City of West Hollywood adopted Ordinance No. 214 which requires the installation of sprinklers and other fire/life-safety hardware in all existing high-rise buildings by January 1992. In April 1992, the City of West Hollywood extended the deadline for completing the sprinkler retrofit of tenant areas to February 3, 1997. In response, the General Partner retained a building code consultant to analyze the fire/life-safety requirements applicable to the Property and to develop a plan to complete the sprinkler retrofit. The General Partner's initial plan, which was approved by the City of West Hollywood, involves performing the remaining retrofit during the course of remodeling tenant suites in connection with new leasing and renewals. Under this plan, approximately 36% of the tenant areas and 100% of all common areas have been brought into compliance. The General Partner has approached the City of West Hollywood to request an extension of the deadline for completion of the required sprinkler retrofit project, and we are currently awaiting the City's response.

Results of Operations

For the three- and six-month periods ended June 30, 1996, Partnership operations resulted in net losses of $241,305, and $459,785, respectively, compared with net losses of $190,617 and $388,985, for the corresponding periods in 1995. The higher net loss for the three- and six-month periods ended June 30, 1996 is mainly due to higher depreciation and amortization and general and administrative expenses, and a decrease in other income.

Rental income was largely unchanged and totaled $985,390 and $1,977,711, respectively, for the three- and six-month periods ended June 30, 1996, compared with $984,940 and $1,964,241 for the corresponding periods in 1995. Other income totaled $3,116 and $10,084, respectively, for the three- and six-month periods ended June 30, 1996, compared with $73,134 for both of the corresponding periods in 1995. The decrease in other income in both the three- and six-month periods in 1996 can be primarily attributed to real estate tax abatements related to prior years recognized in the first half of 1995.

For the three- and six-month periods ended June 30, 1996, property operating expenses were $446,773 and $882,895, respectively, compared to $485,126 and $919,541 for the corresponding periods in 1995. The decrease for both periods is mainly due to a reduction in real estate tax expenses, repairs and maintenance, advertising and insurance expense. These decreases were partially offset by an increase in miscellaneous building operating expenses, space planning costs and legal fees associated with the Hamburger Hamlet bankruptcy.

General and administrative expenses totaled $51,158 and $95,780, respectively, for the three- and six-month periods ended
June 30, 1996, compared with $45,054 and $66,347 for the corresponding periods in 1995. General and administrative expenses were lower in the first half of 1995 due to a one-time accounting adjustment to correct an overaccrual in 1994.


Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (a) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1996.


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



Date: August 12, 1996    BY:  /s/ Rocco F. Andriola
                              President