Form 10-Q
period 1996-09-30
BEVERLY HILLS MEDICAL OFFICE PARTNERS L P
filed 1996-11-14
CIK 811800

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
    X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

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



Balance Sheets                               At September 30,    At December 31,
                                                        1996               1995
Assets
Real Estate:
 Land                                           $  8,379,434       $  8,379,434
 Building, building improvements and equipment    41,903,303         41,623,252
                                                  50,282,737         50,002,686
Less accumulated depreciation                    (13,628,588)       (12,281,843)
                                                  ----------         ----------
                                                  36,654,149         37,720,843
                                                  ----------         ----------

Cash and cash equivalents                          1,574,455          1,026,560
Restricted cash                                      513,176            468,992
Accounts and other receivables                        88,910            363,192
Leasing commissions and prepaid expense,
 net of accumulated amortization of
$258,161 in 1996 and $206,634 in 1995                341,644            265,438
Other assets, net of accumulated amortization of
 $245,616 in 1996 and $223,060 in 1995                55,139             77,695
Deferred rent receivable                             417,293            479,913
                                                  ----------         ----------
  Total Assets                                   $39,644,766        $40,402,633
                                                 ===========        ===========
Liabilities and Partners' Capital

Liabilities:
 Accounts payable and accrued expenses           $   235,926        $   204,852
 Due to affiliates                                   416,549            369,326
 Security deposits payable                           181,316            168,836
 Secured note payable                             13,963,674         14,140,861
                                                 -----------        -----------
  Total Liabilities                               14,797,465         14,883,875
                                                 -----------        -----------
Partners' Capital (Deficit):
 General Partner                                    (206,331)          (206,331)
 Limited Partners (5,540,000 units outstanding)   25,053,632         25,725,089
                                                 -----------        -----------
  Total Partners' Capital                         24,847,301         25,518,758
                                                 -----------        -----------
Total Liabilities and Partners' Capital          $39,644,766        $40,402,633
                                                 ===========        ===========


Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1996

                                      General        Limited
                                      Partner        Partners          Total

Balance at December 31, 1995        $(206,331)     $25,725,089     $25,518,758
Net loss                                 -            (671,457)       (671,457)
                                    ---------      -----------     -----------
Balance at September 30, 1996       $(206,331)     $25,053,632     $24,847,301
                                    ==========     ===========     ===========


Statements of Operations
                                  Three months ended        Nine months ended
                                     September 30,             September 30,
                                  1996         1995         1996         1995
Income
Rental                        $1,000,954   $  996,200   $2,978,665   $2,960,441
Interest                          25,026       24,771       72,208       72,709
Other                              6,674        9,847       16,758       82,981
                              ----------   ----------   ----------   ----------
  Total Income                 1,032,654    1,030,818    3,067,631    3,116,131
                              ----------   ----------   ----------   ----------
Expenses
Depreciation and amortization    475,824      454,965    1,420,828    1,363,595
Property operating               436,494      555,183    1,319,389    1,474,724
Interest                         271,326      277,191      817,409      831,971
General and administrative        48,182       45,752      143,962      112,099
Asset management fee              12,500       12,500       37,500       37,500
                              ----------   ----------   ----------   ----------
  Total Expenses               1,244,326    1,345,591    3,739,088    3,819,889
                              ----------   ----------   ----------   ----------
  Net Loss                    $ (211,672)  $ (314,773)  $ (671,457)  $ (703,758)
                              ==========   ==========   ==========   ==========
Net Loss Allocated:
To the General Partner        $     -      $     -      $     -      $     -
To the Limited Partners         (211,672)    (314,773)    (671,457)    (703,758)
                              ----------   ----------   ----------   ----------
                              $ (211,672)  $ (314,773)  $ (671,457)  $ (703,758)
                              ==========   ==========   ==========   ==========
Per limited partnership unit
(5,540,000 outstanding)            $(.04)       $(.06)       $(.12)       $(.13)



Statements of Cash Flows
For the nine months ended September 30,                    1996           1995
Cash Flows From Operating Activities:

Net loss                                             $  (671,457)   $  (703,758)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization                          1,420,828      1,363,595
 Increase (decrease) in cash arising from changes
 in operating assets and liabilities:
  Restricted cash                                        (44,184)      (164,136)
  Accounts and other receivables                         274,282         (8,795)
  Prepaid expenses                                      (127,733)       (45,577)
  Deferred rent receivable                                62,620          6,185
  Accounts payable and accrued expenses                   31,074        175,707
  Due to affiliates                                       47,223         44,880
  Security deposits payable                               12,480        (10,145)
                                                      ----------     ----------
Net cash provided by operating activities              1,005,133        657,956
                                                      ----------     ----------
Cash Flows From Investing Activities:
Additions to real estate                                (259,343)      (530,910)
Accounts payable - real estate                           (20,708)       (52,949)
                                                      ----------     ----------
Net cash used for investing activities                  (280,051)      (583,859)
                                                      ----------     ----------
Cash Flows From Financing Activities:
Payments of principal on note payable                   (177,187)      (162,624)
                                                      ----------     ----------
Net cash used for financing activities                  (177,187)      (162,624)
                                                      ----------     ----------
Net increase (decrease) in cash and cash equivalents     547,895        (88,527)
Cash and cash equivalents, beginning of period         1,026,560      1,250,842
                                                      ----------     ----------
Cash and cash equivalents, end of period              $1,574,455     $1,162,315
                                                      ==========     ==========
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                $817,409       $831,971



Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1996 and the results of operations for the three and nine-month periods ended September 30, 1996 and 1995 and cash flows for the nine-month period ended September 30, 1996 and 1995 and the statement of partners' capital (deficit) for the nine-month period ended September 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part I, Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 1996, the Partnership had cash and cash equivalents of $1,574,455, as compared with $1,026,560 at December 31, 1995. The increase is attributable to net cash provided by operating activities exceeding cash used for real estate additions and mortgage principal payments.

The Partnership had restricted cash of $513,176 at September 30, 1996, as compared with $468,992 at December 31, 1995. The increase is primarily due to escrow contributions in excess of payments for insurance premiums and real estate taxes.

Accounts and other receivables were $88,910 at September 30, 1996, as compared to $363,192 at December 31, 1995. The decrease was primarily caused by the receipt of real estate tax abatement refunds relating to the 1993-94 and 1994-95 tax years.

Leasing commissions and prepaid expenses, net of accumulated amortization, increased from $265,438 at December 31, 1995 to $341,644 at September 30, 1996, primarily due to the payment of insurance premiums, which was partially offset by the amortization of prepaid insurance.

Accounts payable and accrued expenses increased from $204,852 at December 31, 1995 to $235,926 at September 30, 1996. The increase is primarily the result of the timing of payments and required accruals for real estate taxes and audit fees.

The Property was 72% leased at September 30, 1996, representing an increase from 69.6% at December 31, 1995. During the third quarter of 1996, the Partnership renewed three leases totaling 2,131 square feet. Two leases which total 3,552 square feet, representing 2.2% of the Property's net leasable area, are scheduled to expire during the fourth quarter of 1996. Although the General Partner will attempt to renew these leases, there can be no assurance of success in view of the competitive market conditions and uncertainty surrounding changes in the health care industry.

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

In January 1989, the City of West Hollywood adopted Ordinance No. 214 which required the installation of sprinklers and other fire/life-safety hardware in all existing high-rise buildings by January 1992. In April 1992, the City of West Hollywood extended the deadline for completing the sprinkler retrofit of tenant areas to February 3, 1997. In response, the General Partner retained a building code consultant to analyze the fire/life- safety requirements applicable to the Property and to develop a plan to complete the sprinkler retrofit. The General Partner's initial plan, which was approved by the City of West Hollywood, involves performing the remaining retrofit during the course of remodeling tenant suites in connection with new leasing and renewals. Under this plan, approximately 36% of the tenant areas and 100% of all common areas have been brought into compliance. As previously reported, the General Partner approached the City of West Hollywood to request an extension of the deadline for completion of the required sprinkler retrofit project. On November 1, 1996, the City of West Hollywood granted such an extension and has advised that the Partnership has until December 8, 1998 to complete the retrofit of the Property.

Results of Operations

For the three- and nine-month periods ended September 30, 1996, Partnership operations resulted in net losses of $211,672, and $671,457, respectively, as compared with net losses of $314,773 and $703,758, for the corresponding periods in 1995. The decrease in net loss for the three- and nine-month periods ended September 30, 1996 is primarily due to lower property operating expenses which was partially offset by higher depreciation and amortization and general and administrative expenses, and a decrease in other income.

Rental income was largely unchanged and totaled $1,000,954 and $2,978,665, respectively, for the three- and nine-month periods ended September 30, 1996, as compared with $996,200 and $2,960,441 for the corresponding periods in 1995. Other income totaled $6,674 and $16,758, respectively, for the three-and ninemonth periods ended September 30, 1996, as compared with $9,847 and $82,981, respectively, for the corresponding periods in 1995. The decrease in other income for the nine-month period in 1996 is primarily attributable to real estate tax abatement refunds related to prior years recognized in 1995.

For the three- and nine-month periods ended September 30, 1996, property operating expenses were $436,494 and $1,319,389, respectively, as compared to $555,183 and $1,474,724 for the corresponding periods in 1995. The decrease for both periods is mainly due to a reduction in real estate taxes, insurance expense and utilities.

General and administrative expenses totaled $48,182 and $143,962, respectively, for the three- and nine-month periods ended September 30, 1996, as compared with $45,752 and $112,099 for the corresponding periods in 1995. The increase in general and administrative expenses for the first nine months of 1996 is primarily due to increases in fees for accounting and investor communications services and a timing difference for the accounting of such fees.


Part II Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

            (a) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1996.






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


Date:  November 13, 1996   BY:  /s/ Rocco F. Andriola
                                    President