Form 10-K
period 1996-12-31
BEVERLY HILLS MEDICAL OFFICE PARTNERS L P
filed 1997-03-31
CIK 811800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT  OF 1934

          For the fiscal year ended:  December 31, 1996

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

Documents Incorporated by Reference:  Portions of Parts I, II and
IV are incorporated by reference to the Registrant's Annual
Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.

                             PART I

Item 1.  Business

(a)  General Development of Business

Beverly Hills Medical Office Partners, L.P., a Delaware limited partnership (the "Partnership," or the "Registrant") (formerly Shearson Beverly Hills Medical Office Partners, L.P.), was formed on March 16, 1987. The Partnership will continue until December 31, 2037 in accordance with the terms of its Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), unless terminated earlier pursuant thereto. The affairs of the Partnership are conducted by its general partner, Medical Office Properties Inc. (the "General Partner") (formerly Shearson Lehman Commercial Properties Inc.), a Delaware corporation. See Item 10 "Directors and Executive Officers of the Partnership."

The Partnership was formed to acquire, upgrade, operate, and ultimately sell the Beverly Sunset Medical Building located in the Hollywood, California (the "Property"). The Partnership acquired the fee interest in the land and improvements constituting the Property on April 23, 1987 with funds from a $55,400,000 public offering (the "Offering") of 5,540,000 limited partnership securities ("Units").

(b)  Financial Information About Industry Segments

The Partnership's sole business is the ownership and operation of the Property. All of the Partnership's revenues, operating profits or losses and assets relate solely to such industry segment.

(c)  Narrative Description of Business

Objectives

The Partnership's principal objectives were to: (i) provide quarterly cash distributions, a portion of which were anticipated to be non-taxable due to depreciation deductions; (ii) preserve and protect capital; and (iii) achieve long-term appreciation in the value of the Property for distribution upon sale. However, due principally to changes in the health care industry which have weakened the demand for medical office space, objective (i) has not been achieved, and it is unlikely that objectives (ii) and
(iii) can be achieved.

Property Management

Property management services are provided by Voit Management Company, L.P. ("Voit") pursuant to a Management Agreement executed on November 1, 1992. In May 1996, the Partnership terminated its exclusive leasing agreement with Ramsey-Shilling Commercial Real Estate Services, Inc. and engaged the services of CB Commercial Real Estate Group, Inc. ("CB Commercial") in June 1996. CB Commercial is one of the largest real estate brokerage firms in the nation and has significant experience in leasing medical office space in the market where the Property is located.

Mortgage Financing

The Property is encumbered by a mortgage in the amount of $13,902,293 at December 31, 1996. Information concerning the note's maturity date, interest rate and repayment is incorporated herein by reference to Note 7 "Secured Note Payable" of the Notes to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under Item 14.

Competition

The Property competes, to varying degrees, with approximately 22 buildings consisting of approximately 1.5 million square feet of space in West Los Angeles. The distinction between "Class A" and "Class B" buildings in the Property's competitive market stems primarily from location and physical appearance. The Property's immediate market includes eight buildings located primarily in the Beverly Hills central business and retail district, known as the "Golden Triangle." The Property's location outside of the "Golden Triangle" and its distance from major hospitals has constrained the rental rates achievable at the Property relative to competitive Class A buildings in the "Golden Triangle." Of the buildings which compete most directly with the Property, 10 are considered to be Class A representing an aggregate of approximately 811,000 square feet. The other 12 buildings are considered Class B space principally because of their location and parking facilities. These Class B buildings represent a total of approximately 688,000 square feet of medical space.

Additional information regarding the Property and its competition is incorporated herein by reference to the section entitled "Message to Investors" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under Item 14.

Employees

The Partnership has no employees.


Item 2.  Properties

A detailed description of the Property, leases which are considered to be material to the Partnership's operations, and competition with respect to the specific market in which the Property is located are incorporated herein by reference to the section entitled "Message to Investors" in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 and Note 4 "Property" and Note 6 "Tenant Leases" of the Notes to the Financial Statements in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under Item 14.


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


                             PART II


Item 5.  Market for the Partnership's Limited Partnership
Interests and Related Security Holder Matters

(a)  Market Information

There is no established trading market for the Units, and it is not anticipated that such a market will develop in the future.

(b)  Holders

As of December 31, 1996, there were 4,239 Unitholders.

(c)  Distributions of Operating Cash Flow

The Partnership's initial policy was to distribute to Unitholders their allocable portion of Net Cash Flow from Operations (as defined in the Partnership Agreement incorporated herein by reference). Distributions of Net Cash Flow from Operations were paid on a quarterly basis to registered Unitholders on record dates established by the Partnership, which generally were the last day of each quarter. Since the Partnership's inception, Unitholders have received a total of $4.21 in cash distributions per original $10 Unit.

Beginning with the fourth quarter of 1990, cash distributions were suspended. The General Partner determined that it was necessary to replenish the Partnership's cash reserves to cover costs associated with, among other things, future asbestos abatement, sprinklering and leasing of the individual tenant suites. Further information is incorporated herein by reference to Note 4 "Property" of the Notes to the Financial Statements in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996 filed as an exhibit under Item 14.

Item 6.  Selected Financial Data

The information set forth below should be read in conjunction with the Partnership's financial statements and notes thereto and
Item 7 "Management's Discussion and Analysis of Financial
Condition and Results of Operations."

For the Years Ended December 31,
(dollars in thousands
 except per Unit data)               1996     1995     1994     1993     1992
Total Income                      $ 4,096  $ 4,340  $ 4,088  $ 4,398  $ 4,278
Property Operating Expenses        (1,775)  (1,824)  (1,923)  (1,894)  (2,000)
Depreciation and Amortization      (1,897)  (1,851)  (1,778)  (1,721)  (1,657)
General and
 Administrative Expenses(2)          (237)    (229)    (232)    (279)    (264)
Net Loss                             (901)    (670)    (976)    (817)  (1,147)
Net Loss per Unit
 (5,540,000 outstanding)            (0.16)   (0.12)   (0.18)   (0.15)   (0.21)
Secured Note Payable               13,902   14,141   14,362   14,566   14,723
Total Assets                       39,251   40,403   41,297   42,319   43,648

(2)  including Asset Management Fees

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

(a)  Liquidity and Capital Resources

At December 31, 1996, the Partnership had cash and cash equivalents of $1,648,513, as compared with $1,026,560 at December 31, 1995. The increase is attributable to net cash provided by operating activities exceeding cash used for real estate additions and mortgage principal payments.

Accounts and other receivables decreased from $363,192 at December 31, 1995 to $105,552 at December 31, 1996. The decrease is primarily due to the receipt of real estate tax abatements for the 1992-93, 1993-94 and 1994-95 tax years in 1996.

At December 31, 1996, other assets totaled $47,620, as compared to $77,695 at December 31, 1995. The decrease is due to the amortization of prepaid interest and intangible assets.

Deferred rent receivable was $388,464 at December 31, 1996, as compared with $479,913 at December 31, 1995. The decrease is attributable to the straight-line amortization of base rent, offset by lease renewals and expansions in 1996.

Accounts payable and accrued expenses were $213,517 at December 31, 1996, as compared to $237,039 at December 31, 1995. The decrease is primarily due to the payment of accrued professional fees and the payment of accrued expenses associated with tenant expansions and improvements.

In order to lease vacant space at the Property, the Partnership must pay leasing commissions and tenant improvement costs associated with new leases. The amount of such costs remains uncertain at this time and will depend upon the extent of leasing activity and tenant improvements. The General Partner intends to fund such costs from net cash flow from operations and the Partnership's cash reserves to the fullest extent possible. If necessary, the General Partner would seek additional borrowings.

One of the retail tenants at the Property, the Hamburger Hamlet restaurant, occupying 10,351 square feet, filed for protection under Chapter 11 of the U.S. Bankruptcy Code in November 1995. Hamburger Hamlet has until April 1997 to inform the Partnership whether the restaurant will assume or reject its lease obligation. Hamburger Hamlet has informally indicated its intention to remain at the Property and continue operating the restaurant, which is its flagship location.

On February 14, 1996, based upon, among other things, the advice of legal counsel, the General Partner adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partner may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partner. In determining the amount of the distribution, the General Partner may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner, and no partner will be entitled to receive any distribution, until the General Partner has declared the distribution and established a record date and distribution date for the distribution.

(b)  Results of Operations

1996 versus 1995
For the years ended December 31, 1996 and 1995, Partnership operations resulted in net losses of $900,981 and $669,862, respectively. The increase in net loss was primarily attributable to a decrease in other income in 1996.

Rental income for the years ended December 31, 1996 and 1995 totaled $3,978,679 and $3,922,449 respectively. The increase in rental income was primarily attributable to increases in average occupancy in 1996.

Interest income was $100,343 and $94,943 for the years ended
December 31, 1996 and 1995, respectively. The increase was due to higher average cash balances in 1996 compared to 1995.

Other income was $17,140 for the year ended December 31, 1996, compared with $322,632 for the year ended December 31, 1995. The decrease was attributable to refunds of approximately $315,000 recognized in 1995 in connection with the General Partner's successful appeal of the Property's 1992-93, 1993-94 and 1994-95 real estate tax assessments.

For the years ended December 31, 1996 and 1995, property operating expenses totaled $1,774,810 and $1,824,269, respectively. The decrease was primarily due to a decrease in insurance, advertising, utilities and real estate and other taxes, and was partially offset by an increase in miscellaneous expenses and professional fees.

1995 Versus 1994
For the years ended December 31, 1995 and 1994, Partnership operations resulted in net losses of $669,862 and $976,417, respectively. The decrease in net loss was primarily attributable to an increase in other income and a decrease in property operating expenses.

Rental income for the years ended December 31, 1995 and 1994 totaled $3,922,449 and $3,913,869, respectively. The increase in rental income was primarily attributable to increases in average occupancy during 1995 which resulted in an increase in base rents in 1995.

For the year ended December 31, 1995, other income totaled $322,632 as compared to $118,959 for the year ended December 31, 1994. The increase was attributable to refunds of approximately $315,000 recognized in 1995 in connection with the General Partner's successful appeal of the Property's 1992-93, 1993-94 and 1994-95 real estate tax assessments.

Interest income was $94,943 and $55,477, for the years ended
December 31, 1995 and 1994, respectively. The increase was due to higher rates of interest earned on higher average cash balances in 1995 as compared to 1994.

For the years ended December 31, 1995 and 1994, property operating expenses totaled $1,824,269 and $1,923,409, respectively. The decrease was primarily due to the successful reduction of 1995 real estate taxes as a result of the successful real estate tax appeal.


Item 8.  Financial Statements and Supplementary Data

See Item 14(a) for a listing of the financial statements and supplementary data filed in this report.


Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None.

                            PART III


Item 10.  Directors and Executive Officers of the Partnership

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

The following is a list of the officers and directors of the General Partner at December 31, 1996:

          Name                Office
          Rocco F. Andriola   Director, President and Chief Financial Officer
          John H. Ng          Vice President
          Tim E. Needham      Vice President

Rocco F. Andriola, 38, is a Managing Director of Lehman Brothers Inc. in its Diversified Asset Group and has held such position since October 1996. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986-89, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.

John H. Ng, 46, is a Vice President of Lehman Brothers Inc. and has been employed by Lehman since November 1977. He is an asset manager in the Diversified Asset Group of Lehman and has held such position since 1985. From 1980 to 1985, Mr. Ng served as Senior Financial Analyst in the Corporate Planning and Development Department, and from 1977 to 1980, he was an analyst in the Controller's Department. Prior to joining Lehman, he served as a teaching assistant at the University of Minnesota. Mr. Ng received an M.B.A. with a concentration in corporate finance from the University of Minnesota in 1977 and a B.A. in Economics from Moorhead State University in 1975.

Timothy E. Needham, 28, is an Associate of Lehman Brothers Inc. and assists in the management of commercial real estate in the Diversified Asset Group. Mr. Needham joined Lehman in September 1995. Prior to joining Lehman, Mr. Needham was a consultant with KPMG Peat Marwick LLP in the Banking and Investment Services Group from 1994-1995. Mr. Needham received his master's degree in international management from the American Graduate School of International Management in December 1993. Previous to entering graduate school, Mr. Needham worked in Tokyo for approximately one year doing market research for a Japanese firm (1991). In addition, Mr. Needham is currently a candidate for the designation of Chartered Financial Analyst, Level III.

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

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

(a) Security ownership of certain beneficial owners

No person (including any "group" as that term is used in Section
13(d)(3) of the Securities Exchange Act of 1934) is known to the Partnership to be the beneficial owner of more than 5% of the outstanding Units as of December 31, 1996.

(b) Security ownership of management

None of the Directors or Executive Officers of the General
Partner owned any units of the Partnership as of December 31, 1996.

(c) Changes in control

None.


Item 13.  Certain Relationships and Related Transactions

The General Partner and certain affiliates may be reimbursed by the Partnership for certain costs as described in the Partnership Agreement which is incorporated herein by reference thereto. The General Partner is entitled to an annual asset management fee in the amount of $50,000 per year. Unpaid asset management fees as of December 31, 1996 and 1995 aggregated $335,500 and $285,500, respectively. As provided in the Partnership Agreement, the annual asset management fee was scheduled to increase to $115,000 per annum in 1991. However, the General Partner has voluntarily waived the $65,000 increase each year since 1991.

First Data Investor Services Group, formerly The Shareholder Services Group, provides partnership accounting and investor relations services for the Partnership. The Partnership's transfer agent and certain tax reporting services are provided by Service Data Corporation. Both First Data Investor Services Group and Service Data Corporation are unaffiliated companies. For additional information regarding fees paid and reimbursements to the General Partner or its affiliates during 1996, 1995 and 1994, see Note 5, "Transactions With Related Parties" of the Financial Statements which are incorporated herein by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under Item 14.


                            PART III

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2)
           Beverly Hills Medical Office Partners, L.P.
                Index to the Financial Statements
                                                                    Page
                                                                   Number
  Independent Auditors' Report:  KPMG Peat Marwick LLP               (1)

  Balance Sheets - At December 31, 1996 and 1995                     (1)

  Statements of Operations for the years ended December 31, 1996,
   1995 and 1994                                                     (1)

  Statements of Partners' Capital (Deficit) for the years ended
   December 31, 1996, 1995 and 1994                                  (1)

  Statements of Cash Flows for the years ended December 31, 1996,
   1995 and 1994                                                     (1)

  Notes to the Financial Statements                                  (1)

  Schedule III - Real Estate and Accumulated Depreciation            F-1

  Independent Auditors' Report on Schedule III                       F-2

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(1)  Incorporated herein by reference to the Partnership's Annual
Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14.

(3) See Exhibit Index contained herein.

(b) Reports on Form 8-K:

     No reports on Form 8-K were filed during the fourth quarter of 1996.

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

10.2 Note made by the Registrant in favor of American Savings
     Bank, FSB dated August 19, 1988 is hereby incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended
     September 30, 1988.

10.3 Deed of Trust, Assignment of Rents and Security Agreement between the Registrant and American Savings Bank, FSB dated August 19, 1988 is hereby incorporated by reference to
     Exhibit 10.6 to Form 10-Q for the quarter ended September
     30,1988.

10.4 Indemnity Agreement between the Registrant and American
     Savings Bank, FSB dated August 19, 1988 is hereby incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended September 30, 1988.

10.5 Collateral Assignment of Lease and Rents between the
     Registrant and American Savings Bank, FSB dated August
     19, 1988 is hereby incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended September 30, 1988.

10.6 Financing Statements between the Registrant and American
     Savings Bank, FSB dated August 19, 1988 is hereby incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended September 30, 1988.

10.7 Management Agreement between the Registrant and Voit
     Management Company, L.P. is hereby incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 1992.

13.0 Annual Report to the Unitholders for the year ended
     December 31, 1996.

27.0 Financial Data Schedule.

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



                    BEVERLY HILLS MEDICAL OFFICE PARTNERS, L.P.

                    BY:  Medical Office Properties Inc.
                         General Partner




Date:  March 28, 1997    BY:  /s/Rocco F. Andriola
                         Rocco F. Andriola
                         Director, President and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



                         MEDICAL OFFICE PROPERTIES INC.
                         General Partner




Date:  March 28, 1997    BY:  /s/Rocco F. Andriola
                         Rocco F. Andriola
                         Director, President and Chief Financial Officer





Date:  March 28, 1997    BY:  /s/John H. Ng
                         John Ng
                         Vice President





Date:  March 28, 1997    BY:  /s/Timothy E. Needham
                         Timothy E. Needham
                         Vice President