Form 10-Q
period 1997-03-31
BEVERLY HILLS MEDICAL OFFICE PARTNERS L P
filed 1997-05-15
CIK 811800

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Quarterly Period Ended March 31, 1997

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

                       Yes    X    No ____



Balance Sheets                                  At March 31,    At December 31,
                                                       1997               1996
Assets
Real estate, at cost:
 Land                                           $ 8,379,434        $8,379,434
 Building, building improvements and equipment   41,976,106        41,921,813
                                                 50,355,540        50,301,247
 Less accumulated depreciation                  (14,486,336)      (14,031,118)
                                                 35,869,204        36,270,129

Cash and cash equivalents                         1,889,716         1,648,513
Restricted cash                                     628,006           498,257
Accounts and other receivables                       83,676           105,552
Leasing commissions and prepaid expenses,
 net of accumulated amortization
 of $230,483 in 1997 and $212,762 in 1996           250,244           292,542
Other assets, net of accumulated amortization
 of $260,654 in 1997 and $253,135 in 1996            40,101            47,620
Deferred rent receivable                            406,727           388,464
 Total Assets                                   $39,167,674       $39,251,077
Liabilities and Partners' Capital (Deficit)
Liabilities:
 Accounts payable and accrued expenses          $   314,487       $   213,517
 Due to affiliates                                  348,000           337,765
 Security deposits payable                          185,837           179,725
 Secured note payable                            13,839,715        13,902,293
  Total Liabilities                              14,688,039        14,633,300
Partners' Capital (Deficit):
 General Partner                                   (206,331)         (206,331)
 Limited Partners (5,540,000 units outstanding)  24,685,966        24,824,108
  Total Partners' Capital                        24,479,635        24,617,777
  Total Liabilities and Partners' Capital       $39,167,674       $39,251,077




Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1997
                                     General       Limited
                                     Partner       Partners        Total
Balance at December 31, 1996        $(206,331)   $24,824,108    $24,617,777
Net loss                                 --         (138,142)      (138,142)
Balance at March 31, 1997           $(206,331)   $24,685,966    $24,479,635



Statements of Operations
For the three months ended March 31,              1997          1996
Income
Rental                                      $1,046,061    $  992,321
Interest                                        30,125        22,038
Other                                            3,777         6,968
 Total Income                                1,079,963     1,021,327
Expenses
Depreciation and amortization                  480,458       472,957
Property operating                             412,840       436,122
Interest                                       268,955       273,606
General and administrative                      43,352        44,622
Asset management fee                            12,500        12,500
 Total Expenses                              1,218,105     1,239,807
 Net Loss                                   $ (138,142)   $ (218,480)
Net Loss Allocated:
To the General Partner                      $     --      $    --
To the Limited Partners                       (138,142)     (218,480)
                                            $ (138,142)   $ (218,480)
Per limited partnership unit
(5,540,000 outstanding)                          $(.02)        $(.04)


Statements of Cash Flows
For the three months ended March 31,                    1997          1996
Cash Flows From Operating Activities:
Net loss                                           $(138,142)    $(218,480)
Adjustments to reconcile net loss to net cash
provided by operating activities:
 Depreciation and amortization                       480,458       472,957
 Increase (decrease) in cash arising from changes
 in operating assets and liabilities:
  Restricted cash                                   (129,749)     (127,817)
  Accounts and other receivables                      21,876       272,755
  Prepaid expenses                                    24,577        37,412
  Deferred rent receivable                           (18,263)       15,131
  Accounts payable and accrued expenses              100,970        75,647
  Due to affiliates                                   10,235        13,492
  Security deposits payable                            6,112
Net cash provided by operating activities            358,074       541,097
Cash Flows From Investing Activities:
Additions to real estate                             (88,272)      (85,295)
Accounts payable - real estate                        33,979         8,483
Net cash used for investing activities               (54,293)      (76,812)
Cash Flows From Financing Activities:
Payments of principal on note payable                (62,578)      (57,925)
Net cash used for financing activities               (62,578)      (57,925)
Net increase in cash and cash equivalents            241,203       406,360
Cash and cash equivalents, beginning of period     1,648,513     1,026,560
Cash and cash equivalents, end of period          $1,889,716    $1,432,920
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest          $  268,955      $273,606


Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 and the statement of partners' capital (deficit) for the three months ended March 31, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year
1996, and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 1997, the Partnership had cash and cash equivalents of $1,889,716 compared with $1,648,513 at December 31, 1996. The increase is attributable to net cash provided by operating activities exceeding cash used for real estate additions and mortgage principal payments. Net cash provided by operating activities decreased primarily as a result of a reduction in accounts receivable due mainly to the receipt of real estate tax abatements for prior periods in 1996.

At March 31, 1997, the Partnership had restricted cash, which is comprised of security deposits and real estate tax and insurance escrows, of $628,006, compared with $498,257 at December 31, 1996. The increase is attributable to escrow contributions and interest earned for the three-month period ended March 31, 1997.

At March 31, 1997, accounts and other receivables were $83,676 compared to $105,552 at December 31, 1996. The decrease is primarily due to the receipt of real estate tax abatements for the 1994-95 tax year in 1997.

Leasing commissions and prepaid expenses, net of accumulated amortization, decreased from $292,542 at December 31, 1996 to $250,244 at March 31, 1997. The decrease largely represents the amortization of prepaid insurance for the three-month period ended March 31, 1997, partially offset by an increase in leasing commissions capitalized subsequent to December 31, 1996.

Accounts payable and accrued expenses increased from $213,517 at December 31, 1996 to $314,487 at March 31, 1997. The increase is mainly attributable to the accrual of three months of real estate taxes and an accrual for tenant improvements.

During the first three months of 1997, the Partnership signed two new leases representing 1,572 sq. ft. which were partially offset by the early termination of a 780 sq. ft. lease. In addition, the Partnership successfully renewed four leases totaling 10,108 sq. ft., with one tenant expanding by 411 sq. ft. As a result of this activity, the Property's occupancy level rose to 73.5% at March 31, 1997 as compared to 69.8% at March 31, 1996. Six leases representing 10,017 sq. ft., or approximately 6.3% of the Property's total rentable area, are scheduled to expire during the remainder of 1997. Although we will attempt to renew these leases, there can be no assurance of success given the extremely competitive market conditions and uncertainty surrounding changes in the health care industry.

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

Results of Operations

For the three-month period ended March 31, 1997, Partnership operations resulted in a net loss of $138,142, compared with a net loss of $218,480 for the corresponding period in 1996. The decrease in net loss is mainly due to higher rental and interest income and lower property operating expenses.

Rental income was $1,046,061 for the three-month period ended March 31, 1997, compared with $992,321 for the corresponding period in 1996. The increase is the result of higher occupancy during the first three months of 1997 compared to 1996. Interest income totaled $30,125 for the three-month period ended
March 31, 1997, compared with $22,038 for the corresponding period in 1996. The increase is mainly due to higher cash balances in 1997.

Property operating expenses were $412,840 for the three-month period ended March 31, 1997, compared to $436,122 for the corresponding period in 1996. The decrease is primarily due to lower professional fees, lower utility expenses as the result of a reduction obtained in the latter half of 1996 in the rate charged for the Property's electricity usage, and lower payroll expenses for the property management staff. These reductions were partially offset by higher repairs and maintenance expense as a result of the final phase of the ongoing HVAC retrofit.

Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

            (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1997.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      BEVERLY HILLS MEDICAL OFFICE PARTNERS, L.P.

                      Medical Office Properties Inc.
                      General Partner



Date:  May 14, 1997   BY:/s/ Rocco F. Andriola
                         Director, President and Chief Financial Officer