Form 10-Q
period 1997-06-30
BEVERLY HILLS MEDICAL OFFICE PARTNERS L P
filed 1997-08-14
CIK 811800

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
    X    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the Quarterly Period Ended June 30, 1997

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

                       Yes    X    No ____


Balance Sheets                                       At June 30, At December 31,
                                                           1997            1996
Assets
Real estate, at cost:
 Land                                                 $8,379,434     $8,379,434
 Building, building improvements and equipment        42,054,472     41,921,813
                                                      50,433,906     50,301,247
 Less accumulated depreciation                       (14,916,302)   (14,031,118)
                                                      35,517,604     36,270,129

Cash and cash equivalents                              1,617,103      1,648,513
Restricted cash                                          437,181        498,257
Accounts and other receivables                            57,253        105,552
Leasing commissions and prepaid expense,
 net of accumulated amortization of
 $246,844 in 1997 and $212,762 in 1996                   369,688        292,542
Other assets, net of accumulated amortization of
 $268,173 in 1997 and $253,135 in 1996                    32,582         47,620
Deferred rent receivable                                 382,706        388,464
  Total Assets                                       $38,414,117    $39,251,077
Liabilities and Partners' Capital (Deficit)
Liabilities:
 Accounts payable and accrued expenses               $   160,814    $   213,517
 Due to affiliates                                            --        337,765
 Security deposits payable                               185,140        179,725
 Secured note payable                                 13,775,917     13,902,293
  Total Liabilities                                   14,121,871     14,633,300
Partners' Capital (Deficit):
 General Partner                                        (206,331)      (206,331)
 Limited Partners (5,540,000 units outstanding)       24,498,577     24,824,108
  Total Partners' Capital                             24,292,246     24,617,777
  Total Liabilities and Partners' Capital            $38,414,117    $39,251,077




Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1997
                                     General            Limited
                                     Partner           Partners           Total
Balance at December 31, 1996       $(206,331)      $24,824,108      $24,617,777
Net loss                                 --           (325,531)        (325,531)
Balance at June 30, 1997           $(206,331)      $24,498,577      $24,292,246



Statements of Operations
                                        Three months            Six months
                                       ended June 30,          ended June 30,
                                     1997        1996        1997         1996
Income
Rental                         $  980,339  $  985,390  $2,026,400   $1,977,711
Interest                           29,044      25,144      59,169       47,182
Other                              20,698       3,116      24,475       10,084
  Total Income                  1,030,081   1,013,650   2,110,044    2,034,977
Expenses
Depreciation and amortization      453,846    472,047     934,304      945,004
Property operating                440,571     446,773     853,411      882,895
Interest                          267,734     272,477     536,689      546,083
General and administrative         42,819      51,158      86,171       95,780
Asset management fee               12,500      12,500      25,000       25,000
  Total Expenses                1,217,470   1,254,955   2,435,575    2,494,762
  Net Loss                     $ (187,389) $ (241,305) $ (325,531)  $ (459,785)
Net Loss Allocated:
To the General Partner         $      --   $       --  $       --   $      --
To the Limited Partners          (187,389)   (241,305)   (325,531)    (459,785)
                               $ (187,389) $ (241,305) $ (325,531)  $ (459,785)
Per limited partnership unit
(5,540,000 outstanding)             $(.03)      $(.04)      $(.06)       $(.08)



Statements of Cash Flows
For the six  months ended June 30,                          1997           1996
Cash Flows From Operating Activities
Net loss                                              $ (325,531)    $ (459,785)
Adjustments to reconcile net loss to net cash
provided by operating activities:
 Depreciation and amortization                           934,304        945,004
 Increase (decrease) in cash arising from changes
 in operating assets and liabilities
  Restricted cash                                         61,076        107,658
  Accounts and other receivables                          48,299        237,949
  Prepaid expenses                                      (111,228)      (168,328)
  Deferred rent receivable                                 5,758         36,148
  Accounts payable and accrued expenses                  (52,703)       (39,513)
  Due to affiliates                                     (337,765)        25,000
  Security deposits payable                                5,415          8,471
Net cash provided by operating activities                227,625        692,604
Cash Flows From Investing Activities
Additions to real estate                                (143,526)      (240,541)
Accounts payable - real estate                            10,867         27,589
Net cash used for investing activities                  (132,659)      (212,952)
Cash Flows From Financing Activities
Payments of principal on secured note payable           (126,376)      (116,980)
Net cash used for financing activities                  (126,376)      (116,980)
Net increase (decrease) in cash and cash equivalents     (31,410)       362,672
Cash and cash equivalents, beginning of period         1,648,513      1,026,560
Cash and cash equivalents, end of period              $1,617,103     $1,389,232
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest              $  536,689     $  546,083


Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1997 and the results of operations for the three- and six-month periods ended June 30, 1997 and 1996 and cash flows for the six-month periods ended June 30, 1997 and 1996 and the statement of partners' capital (deficit) for the six-month periods ended June 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year
1996, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 1997, the Partnership had cash and cash equivalents of $1,617,103, compared with $1,648,513 at December 31, 1996.
The slight decrease is attributable to cash used for real estate additions and mortgage principal payments exceeding net cash provided by operating activities. Net cash provided by operating activities decreased primarily as a result of the payment of certain accrued expenses and asset management fees in the second quarter.

At June 30, 1997, the Partnership had restricted cash, which is comprised of security deposits and real estate tax and insurance escrows, of $437,181, compared with $498,257 at December 31, 1996. The decrease is primarily due to the payment of insurance premiums and real estate taxes.

Accounts and other receivables were $57,253 at June 30, 1997, compared to $105,552 at December 31, 1996. The decrease is primarily due to the receipt of real estate tax abatements for the 1994-95 tax year in 1997 and the timing of rental receipts.

Leasing commissions and prepaid expenses, net of accumulated amortization, increased from $292,542 at December 31, 1996, to $369,688 at June 30, 1997. The increase primarily represents the prepayment of the Property's annual insurance expenses.

At June 30, 1997, other assets were $32,582 compared to $47,620 at year-end 1996. The decrease is due to the amortization of prepaid interest and intangible assets for the period ended June 30, 1997.

Accounts payable and accrued expenses decreased from $213,517 at December 31, 1996 to $160,814 at June 30, 1997. The decrease is primarily the result of the timing of invoice payments.

Due to affiliates was zero at June 30, 1997, compared to $337,765 at year-end 1996. The reduction is the result of the payment of accrued management fees.

In order to remain competitive, the Partnership must pay leasing commissions and tenant improvement costs associated with new and renewal leases. The amount of such costs is uncertain at this time and depends upon the amount of space leased and the extent of required tenant improvements. The General Partner intends to fund such costs from net cash flow from operations and the Partnership cash reserves, to the extent possible.

The General Partner has commenced marketing the Beverly Sunset Medical Building (the "Property") for sale and has engaged Ramsey-Shilling Commercial Real Estate Services, Inc. to assist with the Partnership's marketing efforts. The Partnership has already received unsolicited bids to purchase the Property, and the General Partner believes it is likely that the Property will be sold in 1997. However, there can be no assurance that the Partnership's marketing efforts will result in a sale of the Property within this time frame or that any sale, if completed, will result in a particular price.

The Property's occupancy level declined to 71.5% at June 30, 1997, compared to 72% at June 30, 1996. Despite the decline in occupancy at June 30, 1997, the average occupancy for the first six months of 1997 was 72%, compared to 71% for the first six months of 1996.

Results of Operations

For the three- and six-month periods ended June 30, 1997, Partnership operations resulted in net losses of $187,389, and $325,531, respectively, compared with net losses of $241,305, and $459,785, for the corresponding periods in 1996. The decrease in net losses are mainly due to higher total income and lower property operating expenses, general and administrative expenses, and depreciation and amortization.

Rental income totaled $980,339 and $2,026,400 for the three- and six-month periods ended June 30, 1997, respectively, compared with $985,390 and $1,977,711 for the corresponding periods in 1996. The slight increase for the six month period is the result of the increase in average occupancy for the six months ended June 30, 1997 compared to the same period in 1996. Interest income was $29,044 and $59,169 for the three- and six- month periods ended June 30, 1997, compared to $25,144 and $47,182, respectively, for the 1996 periods as the result of the Partnership maintaining a higher cash balance in 1997. Other income totaled $20,698 and $24,475 for the three and six months ended June 30, 1997, compared with $3,116 and $10,084, respectively, for the 1996 periods. The increases are primarily attributable to a tenant reimbursement combined with the receipt of real estate tax abatements for the 1994-1995 tax year.

For the three- and six-month periods ended June 30, 1997, property operating expenses were $440,571 and $853,411, respectively, compared to $446,773 and $882,895 for the corresponding periods in 1996. The decreases are mainly due to a reduction in miscellaneous building operating expenses, real estate tax expenses, payroll and advertising expense.

General and administrative expenses totaled $42,819 and $86,171, for the three- and six-month periods ended June 30, 1997, respectively, compared with $51,158 and $95,780 for the corresponding periods in 1996. General and administrative expenses were lower in 1997 due to lower partnership servicing fees and travel related expenditures.


Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

            (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1997.




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



                         BEVERLY HILLS MEDICAL OFFICE PARTNERS, L.P.

                         BY:  Medical Office Properties Inc.
                              General Partner



Date:  August 13, 1997   BY:      /s/  Mark Marcucci
                         Name:    Mark Marcucci
                         Title:   Director and President


Date:  August 13, 1997   BY:      /s/  Timothy Needham
                         Name:    Timothy Needham
                         Title:   Vice President and Chief Financial Officer