Form 10-Q
period 1997-09-30
BEVERLY HILLS MEDICAL OFFICE PARTNERS L P
filed 1997-11-14
CIK 811800

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

               For the Quarterly Period Ended September 30, 1997

                                       or

    Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 33-12791


                  BEVERLY HILLS MEDICAL OFFICE PARTNERS, L.P.
              ----------------------------------------------------
              Exact Name of Registrant as Specified in its Charter


           Delaware                                         95-4098476
      ------------------                               --------------------
State or Other Jurisdiction                  I.R.S. Employer Identification No.
of Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY    Attn.: Andre Anderson                         10285
-------------------------------------                       --------
Address of Principal Executive Offices                      Zip Code


                                 (212) 526-3237
                            ------------------------
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---

Balance Sheets                             At September 30,    At December 31,
                                                      1997               1996
Assets
Real estate, at cost:
 Land                                          $        --        $ 8,379,434
 Building, building improvements and equipment          --         41,921,813
                                                        --         50,301,247
 Less accumulated depreciation                          --        (14,031,118)
                                                        --         36,270,129
 Real estate assets held for disposition        28,500,000                 --
Cash and cash equivalents                        1,648,703          1,648,513
Restricted cash                                    533,384            498,257
Accounts and other receivables                      67,847            105,552
Leasing commissions and prepaid expense,
 net of accumulated amortization of
 $212,762 in 1996                                  110,404            292,542
Other assets, net of accumulated amortization
 of $275,692 in 1997 and $253,135 in 1996           25,063             47,620
Deferred rent receivable                                --            388,464
  Total Assets                                 $30,885,401        $39,251,077

Liabilities and Partners' Capital (Deficit)
Liabilities:
 Accounts payable and accrued expenses         $   228,686        $   213,517
 Due to affiliates                                      --            337,765
 Security deposits payable                         180,344            179,725
 Secured note payable                           13,710,876         13,902,293
  Total Liabilities                             14,119,906         14,633,300

Partners' Capital (Deficit):
 General Partner                                  (206,331)          (206,331)
 Limited Partners (5,540,000 units outstanding) 16,971,826         24,824,108
  Total Partners' Capital                       16,765,495         24,617,777
  Total Liabilities and Partners' Capital      $30,885,401        $39,251,077



Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1997
                                        General        Limited
                                        Partner        Partners          Total
Balance at December 31, 1996          $(206,331)    $24,824,108    $24,617,777
Net loss                                     --      (7,852,282)    (7,852,282)
Balance at September 30, 1997         $(206,331)    $16,971,826    $16,765,495



Statements of Operations
                                   Three months ended       Nine months ended
                                      September 30,           September 30,
                                    1997        1996        1997        1996
Income
Rental                          $  985,998  $1,000,954  $ 3,012,398  $2,978,665
Interest                            30,159      25,026       89,328      72,208
Other                                   --       6,674       24,475      16,758
  Total Income                   1,016,157   1,032,654    3,126,201   3,067,631
Expenses
Depreciation and amortization      442,928     475,824    1,377,232   1,420,828
Property operating                 519,481     436,494    1,372,892   1,319,389
Provision for loss on real
  estate held for disposition    7,232,323          --    7,232,323          --
Interest                           266,489     271,326      803,178     817,409
General and administrative          69,187      48,182      155,358     143,962
Asset management fee                12,500      12,500       37,500      37,500
  Total Expenses                 8,542,908   1,244,326   10,978,483   3,739,088
Net Loss                       $(7,526,751) $ (211,672) $(7,852,282) $ (671,457)
Net Loss Allocated:
To the General Partner         $        --  $       --  $        --  $       --
To the Limited Partners         (7,526,751)   (211,672)  (7,852,282)   (671,457)
                               $(7,526,751) $ (211,672) $(7,852,282) $ (671,457)
Per limited partnership unit
(5,540,000 outstanding)             $(1.36)      $(.04)      $(1.42)      $(.12)



Statements of Cash Flows
For the nine months ended September 30,                  1997           1996
Cash Flows From Operating Activities
Net loss                                             $(7,852,282)   $(671,457)
Adjustments to reconcile net loss to net cash
provided by operating activities:
 Depreciation and amortization                         1,377,232    1,420,828
 Provision for loss on real estate assets
   held for disposition                                7,232,323           --
 Increase in cash arising from changes
 in operating assets and liabilities:
  Restricted cash                                        (35,127)     (44,184)
  Accounts and other receivables                          37,705      274,282
  Leasing commissions and prepaid expenses               (73,118)    (127,733)
  Deferred rent receivable                                22,541       62,620
  Accounts payable and accrued expenses                   15,169       40,797
  Due to affiliates                                     (337,765)      37,500
  Security deposits payable                                  619       12,480
Net cash provided by operating activities                387,297    1,005,133
Cash Flows From Investing Activities
Additions to real estate                                (195,258)    (259,343)
Accounts payable - real estate                              (432)     (20,708)
Net cash used for investing activities                  (195,690)    (280,051)
Cash Flows From Financing Activities
Payments of principal on secured note payable           (191,417)    (177,187)
Net cash used for financing activities                  (191,417)    (177,187)
Net increase in cash and cash equivalents                    190      547,895
Cash and cash equivalents, beginning of period         1,648,513    1,026,560
Cash and cash equivalents, end of period              $1,648,703   $1,574,455

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest              $  803,178   $  817,409

Supplemental Disclosure of Cash Flow Information:
In connection with the General Partner's intent to sell the property in 1997, deferred rent receivable and prepaid leasing commissions-net of amortization in the amounts $365,923 and $205,233, respectively, were reclassified as "Real estate assets held for disposition."



Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited interim financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1997 and the results of operations for the three- and nine-month periods ended September 30, 1997 and 1996 and cash flows for the nine-month periods ended September 30, 1997 and 1996 and the statement of partners' capital (deficit) for the nine-month periods ended September 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

The following significant event has occurred subsequent to fiscal year 1996, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Real estate assets held for disposition
The General Partner has decided to market Beverly Sunset Medical building for sale and has engaged a real estate brokerage company to assist with the marketing efforts. The General Partner currently anticipates that the sale of the Partnership's sole asset will be completed prior to year-end 1997. The Partnership's real estate assets, deferred rent receivable and prepaid leasing commissions were reclassified on the balance sheet at September 30, 1997 as "Real estate assets held for disposition." Accordingly, after September 30, 1997, the Partnership suspended depreciation and amortization in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of." In addition, the Partnership recognized an expense of $7,232,323 as provision for loss on real estate assets held for disposition.


Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
-------------------------------
The General Partner has commenced marketing the Beverly Sunset Medical Building (the "Property") for sale and has engaged Ramsey- Shilling Commercial Real Estate Services, Inc. to assist with the Partnership's marketing efforts. The Partnership has entered into exclusive negotiations with a major real estate investment trust to purchase the Partnership's property, and the General Partner believes it is likely that the Property will be sold in 1997. However, there can be no assurance that a sale of the Property will occur within this time frame or that any sale, if completed, will result in a particular price.

In light of the Partnership's marketing efforts, the Partnership's real estate assets, deferred rent receivable and prepaid leasing commissions were reclassified on the balance sheet at September 30, 1997 to "Real estate assets held for disposition." Accordingly, after September 30, 1997, the Partnership suspended depreciation and amortization in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of." In addition, the Partnership recognized an expense of $7,232,323 as provision for loss on real estate assets held for disposition.

At September 30, 1997, the Partnership had cash and cash equivalents of $1,648,703, largely unchanged from $1,648,513 at December 31, 1996. In order to remain competitive, the Partnership must pay leasing commissions and tenant improvement costs associated with new and renewal leases. The amount of such costs is uncertain at this time and depends upon the amount of space leased and the extent of required tenant improvements. The General Partner intends to fund such costs from net cash flow from operations and the Partnership cash reserves, to the extent possible.

At September 30, 1997, the Partnership had restricted cash, which is comprised of security deposits and real estate tax and insurance escrows, of $533,384, compared with $498,257 at December 31, 1996. The increase is primarily due to an increase in the escrow for real estate taxes.

Accounts and other receivables were $67,847 at September 30, 1997, compared to $105,552 at December 31, 1996. The decrease is primarily due to the collection of real estate tax abatements in 1997 for the 1994-95 tax year and the timing of rental receipts.

Leasing commissions and prepaid expenses, net of accumulated amortization, decreased from $292,542 at December 31, 1996, to $110,404 at September 30, 1997. The decrease is primarily due to the reclassification of prepaid leasing commissions to "Real estate assets held for disposition" as discussed above. As a result, the remaining balance consists entirely of prepaid insurance.

At September 30, 1997, other assets were $25,063, compared to $47,620 at year-end 1996. The decrease is due to the amortization of prepaid interest and intangible assets for the period ended September 30, 1997.

Due to affiliates was $0 at September 30, 1997, compared to $337,765 at year-end 1996. The reduction is the result of the payment of accrued asset management fees.

During the third quarter of 1997, a tenant occupying 1,653 square feet executed a ten-year lease renewal. Another tenant expanded its space by 460 square feet during the quarter. However, a tenant occupying 1,899 square feet on a month-to-month basis vacated the Property in August 1997. As a result, the Property's occupancy level declined to 71% at September 30, 1997, compared to 72% at September 30, 1996. Despite the decline in occupancy at September 30, 1997, the average occupancy for the first nine months of 1997 was 72%, compared to 71% for the first nine months of 1996. Two leases representing 2,155 square feet are scheduled to expire on December 31, 1997.

Results of Operations
---------------------
The Partnership incurred net losses of $7,526,751 and $7,852,282, respectively, for the three and nine months ended September 30, 1997, as compared with net losses of $211,672 and $671,457, respectively, for the corresponding periods in 1996. The higher net losses are primarily the result of a provision for loss on real estate assets held for disposition in the amount of $7,232,323 recognized in the third quarter of 1997 in compliance with Statement of Financial Accounting Standard No. 121. The higher net losses are also due to higher property operating expenses, which were partially offset by lower depreciation and amortization expenses.

Rental income totaled $985,998 and $3,012,398 for the three- and nine-month periods ended September 30, 1997, respectively, compared with $1,000,954 and $2,978,665 for the corresponding periods in 1996. The slight increase for the nine-month period is the result of the increase in average occupancy for the nine months ended September 30, 1997 compared to the same period in 1996. Interest income was $30,159 and $89,328 for the three- and nine-month periods ended September 30, 1997, compared to $25,026 and $72,208, respectively, for the 1996 periods, the increase of which was due to the Partnership maintaining a higher cash balance in 1997. Other income totaled $0 and $24,475 for the three and nine months ended September 30, 1997, compared with $6,674 and $16,758, respectively, for the 1996 periods. The increase for the nine-month period is primarily attributable to the receipt of real estate tax abatements for the 1994-1995 tax year.

For the three- and nine-month periods ended September 30, 1997, property operating expenses were $519,481 and $1,372,892, respectively, compared to $436,494 and $1,319,389 for the corresponding periods in 1996. The increases are mainly due to higher repairs and maintenance expenses in 1997.


Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1997.



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



                                 BEVERLY HILLS MEDICAL OFFICE PARTNERS, L.P.

                            BY:  Medical Office Properties Inc.
                                 General Partner



Date:  November 14, 1997         BY:    /s/Jeffrey C. Carter
                                        --------------------
                                 Name:  Jeffrey C. Carter
                                 Title: Director and President


Date:  November 14, 1997         BY:    /s/Timothy E. Needham
                                        ---------------------
                                 Name:  Timothy E. Needham
                                 Title: Vice President and Chief Financial
                                        Officer